Form 10QSB
period 2004-01-31
SE FINANCIAL CORP
filed 2004-04-29
CIK 1277138

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             January 31, 2004
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------     ----------------------

                         Commission file number 0-50684
                                                -------

                               SE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                      57-1199010
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)

1901-03 Passyunk Avenue, Philadelphia, Pennsylvania                  19148
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code         215-468-1700
                                                           ------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No  X
                                              ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: April 26, 2004
                                                           --------------

             Class                                         Outstanding
   ---------------------------                             -----------
   $.10 par value common stock                              0 shares

                               SE FINANCIAL CORP.

                                   FORM 1O-QSB

                     FOR THE QUARTER ENDED JANUARY 31, 2004


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements                                 1
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               7
     Item 3. Controls and Procedures                                           9

PART II- OTHER INFORMATION

     Item 1. Legal Proceedings                                                10
     Item 2. Changes in Securities and Use of Proceeds                        10
     Item 3. Defaults Upon Senior Securities                                  10
     Item 4. Other Information                                                10
     Item 5. Exhibits and Reports on Form 8-K                                 10


SIGNATURES

EXHIBITS

     31. Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

     32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                      ST. EDMOND'S FEDERAL SAVINGS BANK AND
                      SUBSIDIARY CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                January 31,    October 31,
                                                                   2004           2003
                                                               ------------   ------------
ASSETS
     Cash and due from banks                                   $  1,231,775   $    675,001
     Interest-bearing deposits with other institutions              140,772      5,628,890
                                                               ------------   ------------

        Cash and cash equivalents                                 1,372,547      6,303,891

     Certificates of deposit in other financial institutions        184,718        183,483
     Investment securities available for sale                    29,021,450     27,337,238
     Loans receivable (net of allowance for loan losses
        of $273,686 and $262,561)                                51,399,171     50,729,660
     Accrued interest receivable                                    495,896        482,538
     Federal Home Loan Bank stock                                   683,500        735,000
     Real estate owned                                               10,000         38,881
     Premises and equipment, net                                  1,136,419      1,148,993
     Bank-owned life insurance                                    1,540,000           --
     Other assets                                                   379,052        407,622
                                                               ------------   ------------

            TOTAL ASSETS                                       $ 86,222,753   $ 87,367,306
                                                               ============   ============

LIABILITIES AND RETAINED EARNINGS
     Deposits                                                  $ 70,646,578   $ 72,272,834
     Federal Home Loan Bank borrowings                            6,622,334      6,637,204
     Advances by borrowers for taxes and insurance                  679,688        477,386
     Accrued interest payable                                        43,908         49,703
     Other liabilities                                              283,812        258,521
                                                               ------------   ------------

            TOTAL LIABILITIES                                    78,276,320     79,695,648
                                                               ------------   ------------
     Commitments and contingencies

     Retained earnings - substantially restricted                 7,855,144      7,755,558
     Accumulated other comprehensive income (loss)                   91,289        (83,900)
                                                               ------------   ------------

            TOTAL RETAINED EARNINGS                               7,946,433      7,671,658
                                                               ------------   ------------

            TOTAL LIABILITIES AND RETAINED EARNINGS            $ 86,222,753   $ 87,367,306
                                                               ============   ============

See accompanying notes to the unaudited consolidated financial statements.

          ST. EDMOND'S FEDERAL SAVINGS BANK AND SUBSIDIARY CONSOLIDATED
                               STATEMENT OF INCOME
                                   (Unaudited)

                                                      Three-months Ended January 31,
                                                            2004         2003
                                                         ----------   ----------
INTEREST AND DIVIDEND INCOME
     Loans receivable                                    $  894,489   $1,061,866
     Investment securities:
       Taxable                                              243,270      264,974
       Exempt from federal income tax                        27,982       13,590
     Interest-bearing deposits with other institutions       12,192       19,515
     Other dividend income                                    2,400        5,239
                                                         ----------   ----------
            Total interest and dividend income            1,180,333    1,365,184
                                                         ----------   ----------

INTEREST EXPENSE
     Deposits                                               475,019      624,156
     Federal Home Loan Bank borrowings                       53,837       57,010
                                                         ----------   ----------
            Total interest expense                          528,856      681,166
                                                         ----------   ----------

NET INTEREST INCOME                                         651,477      684,018
Provision for loan losses                                     9,000        9,000
                                                         ----------   ----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                        642,477      675,018
                                                         ----------   ----------
NONINTEREST INCOME
     Service fees on deposit accounts                        67,715       87,464
     Other                                                   14,483       22,391
                                                         ----------   ----------
            Total noninterest income                         82,198      109,855
                                                         ----------   ----------
NONINTEREST EXPENSE
     Compensation and employee benefits                     296,507      290,705
     Occupancy and equipment                                 54,908       74,289
     Real estate operations, net                              1,484        6,905
     Federal deposit insurance premiums                      10,010       15,489
     Data processing expense                                 65,865       70,294
     Professional fees                                       30,443       15,488
     Other                                                  104,154       98,381
                                                         ----------   ----------
            Total noninterest expense                       563,371      571,551
                                                         ----------   ----------

Income before income taxes                                  161,304      213,322
Income taxes                                                 61,718       79,569
                                                         ----------   ----------

NET INCOME                                               $   99,586   $  133,753
                                                         ==========   ==========

See accompanying notes to the unaudited consolidated financial statements.

                ST. EDMOND'S FEDERAL SAVINGS BANK AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS
                                   (Unaudited)

                                        Retained          Accumulated
                                       Earnings -            Other              Total
                                      Substantially       Comprehensive        Retained           Comprehensive
                                       Restricted        Income (Loss)         Earnings             Income
                                    ------------------  -----------------  -----------------   -----------------

Balance, October 31, 2003          $     7,755,558      $       (83,900)   $    7,671,658

Net income                                  99,586                                 99,586      $        99,586
Other comprehensive income:
    Unrealized gain on available
      for sale securities
      net of taxes of $90,249                                   175,189           175,189              175,189
                                                                                               ---------------
Comprehensive income                                                                           $       274,775
                                    --------------      ----------------   --------------      ===============

Balance, January 31, 2004           $    7,855,144      $        91,289    $    7,946,433
                                    ==============      ================   ==============

See accompanying notes to the unaudited consolidated financial statements.

          ST. EDMOND'S FEDERAL SAVINGS BANK AND SUBSIDIARY CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          Three-months ended January 31,
                                                                               2004           2003
                                                                           -----------    -----------
OPERATING ACTIVITIES
     Net income                                                            $    99,586    $   133,753
     Adjustments to reconcile net income to net cash provided
       by (used for) operating activities:
        Provision for loan losses                                                9,000          9,000
        Depreciation, amortization, and accretion                               39,634          7,914
        Decrease (increase) in accrued interest receivable                     (13,358)           103
        Decrease in accrued interest payable                                    (5,795)        (6,178)
        Other, net                                                             (52,080)      (349,009)
                                                                           -----------    -----------
            Net cash provided by (used for) operating activities                76,987       (204,417)
                                                                           -----------    -----------

INVESTING ACTIVITIES
     Investment securities available for sale:
        Proceeds from principal repayments and maturities                    3,820,967      2,858,356
        Purchases                                                           (5,247,800)    (6,842,599)
     Decrease (increase) in loans receivable, net                             (661,671)     1,672,536
     Proceeds from sales of real estate acquired through
        foreclosure                                                             27,573         17,821
     Redemption (purchase) of Federal Home Loan Bank stock                      51,500        (53,000)
     Purchase of bank-owned life insurane                                   (1,540,000)             -
     Purchase of premises and equipment                                        (20,076)       (37,866)
                                                                           -----------    -----------
             Net cash used for investing activities                         (3,569,507)    (2,384,752)
                                                                           -----------    -----------

FINANCING ACTIVITIES
     Increase (decrease) in deposits, net                                   (1,626,256)       537,641
     Repayment of Federal Home Loan Bank borrowings                            (14,870)       (13,941)
     Increase in advances by borrowers
        for taxes and insurance, net                                           202,302        222,015
                                                                           -----------    -----------
            Net cash provided by (used for) financing activities            (1,438,824)       745,715
                                                                           -----------    -----------

            Decrease in cash and cash equivalents                           (4,931,344)    (1,843,454)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                               6,303,891      7,300,707
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,372,547    $ 5,457,253
                                                                           ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
     Cash paid:
        Interest                                                           $   534,651    $   687,344
        Income taxes                                                            60,000         12,500
     Noncash transactions:
        Transfers from loans to real estate acquired through foreclosure             -         23,000

See accompanying notes to the unaudited consolidated financial statements.

                ST. EDMOND'S FEDERAL SAVINGS BANK AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, SE Investment Services Corp. ("Services Corp."). All intercompany transactions have been eliminated in consolidation. The investment in subsidiary on the Bank's financial statements is carried at the Bank's equity in the underlying net assets of the Services Corp.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB. In Management's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Bank considers necessary to fairly state the Bank's financial position and the results of operations and cash flows. The balance sheet at October 31, 2003, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by accounting principles generally accepted in the United States of America. The results of the Bank's operations for any interim period are not necessarily indicative of the results of the Bank's operations for any other interim period or for a full fiscal year.

NOTE 2 - PLAN OF CONVERSION
---------------------------

         On January 15, 2004, the Board of Directors of the Bank, subject to regulatory approval, ratified a Plan of Conversion (the "Plan") to convert from a federally chartered mutual savings institution to a federally chartered stock savings institution. The Bank will become a wholly-owned subsidiary of a concurrently formed holding company. The plan provides that the holding company will offer nontransferable subscription rights to purchase common stock of the holding company. The rights will be offered first to eligible account holders, the tax-qualified employee stock benefit plans, and other members. Any shares remaining may then be offered to the general public.

         The Plan provides for the establishment, upon completion of the conversion, of a special "liquidation account" in an amount equal to the Bank's net worth as of the latest practicable date prior to the conversion. This account is for the benefit of eligible account holders in the event of liquidation of the Bank. The interest as to each deposit account will be in the same proportion of the total liquidation account as the balance of the deposit account on December 31, 2002, the qualifying date, was to the aggregate balance of all deposit account of eligible account holders on such date. The liquidation account will be reduced in a proportionate amount if the amount in any deposit account on any annual closing date is less that it was on the qualifying date. The liquidation account will not be increased despite any increase in a deposit account after the qualifying date.

         The regulations of the OTS prohibit the Bank from declaring or paying a cash dividend if the effect thereof would cause the Bank's regulatory capital to be reduced below either the amount required for the liquidation account or the federal regulatory capital requirement in Section 567.2 of the Rules and Regulations of the OTS.

         Costs associated with the conversion will be deferred and deducted from the proceeds of the stock offering. If, for any reason, the offering is not successful, the deferred costs will be charged to operations. As of January 31, 2004, the Bank had incurred conversion costs of approximately $97,000.

         The stockholders of the holding company will be asked to approve a stock option plan and a restricted stock plan at a meeting of the stockholders after the conversion. Shares issued to directors and employees under these plans may be purchased in the open market. In the event that shares are newly issued under these plans rather than being purchased in the open market, such issuances will be included in the earnings per share calculation; thus, the interests of existing stockholders would be diluted.

NOTE 3 - COMPREHENSIVE INCOME
-----------------------------

         The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended January 31, 2004, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Retained Earnings (Unaudited). For the three months ended January 31, 2003, comprehensive income totaled $187,151.

NOTE 4- RECENT ACCOUNTING PRONOUNCEMENTS
----------------------------------------

         In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (VIE) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004. The adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         This document contains forward-looking statements, including statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, and deposit growth. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "project," "plan," and similar expressions are intended to identify these forward-looking statements.

         Forward-looking statements are necessarily subject to many risks and uncertainties. A number of things could cause actual results to differ materially from those indicated by the forward-looking statements. Many of the risks and uncertainties are beyond our control. Forward-looking statements are based on our beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions as of the date the statements are made. There is no assurance that these beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions will be realized.

Comparison of the Results of Operation for the Three Months Ended January 31, 2004 and January 31, 2003

         The Bank recorded net income of $100,000 for the three months ended January 31, 2004, which represents a decrease of $34,000, or 25.5%, over the same period in 2003. The decrease in net income is primarily due to a reduction of noninterest income and a decrease in net interest income.

         Net Interest Income. Net interest income for the three months ended January 31, 2004 decreased to $652,000 from $684,000 for the same period in 2003. Interest income for the three months ended January 31, 2004 totaled $1,181,000 as compared to $1,365,000 for the three months ended January 31, 2003. This decrease of $184,000 was attributed primarily to a decrease in the interest earned on loans receivable and mortgaged-backed securities and was the product of both volume and rate fluctuations during the period.

         Interest expense decreased to $529,000, representing a 22.3% decrease, for the three months ended January 31, 2004 from $681,000 for the three months ended January 31, 2003 and was primarily attributable to the current interest rate environment that resulted in a lowering of the cost of funds to 2.79% for the three months ended January 31, 2004 as compared to 3.59% for the same period in 2003.

         Loan Loss Provision. The provision for loan losses was $9,000 for the three months ended January 31, 2004 which is the same amount as for the three months ended January 31, 2003. The loan loss provision is based upon management's assessment of a variety of factors, including types and amounts of nonperforming loans, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

         Noninterest Income. Total noninterest income decreased to $82,000 for the three months ended January 31, 2004 compared to $110,000 for the three months ended January 31, 2003. The decrease is principally due to a reduction in service charges and fees on deposit account activity in both the transactional fees being charged and the volume of related transactions and a reduction in miscellaneous loan fees. The Bank anticipates the investment in a bank-owned life insurance product in 2004 should generate additional noninterest income.

         Noninterest Expense. Noninterest expense decreased slightly to $563,000 for the three months ended January 31, 2004 from $572,000 for the three months ended January 31, 2003. Compensation and employee benefit expense increased by approximately $6,000, occupancy and equipment expense decreased by approximately $19,000, real estate operation expense decreased by approximately $6,000 and miscellaneous operating expenses increased by approximately $10,000.

         Noninterest expenses are expected to increase in 2004 due to the additional costs of professional fees associated with becoming a public company, the implementation of an incentive retirement plan for key employees and expenses from an employee stock ownership and restricted stock plan.

         Additionally, the Bank currently plans to add seven full time employees to its staff over the next several years, including up to three new lender/business development officers, an assistant branch manager, and a support staff employee in each of the accounting, lending and customer service departments.

         Income Taxes. Income taxes declined to $62,000 for the three months ended January 31, 2004 from $79,000 for the same period in 2003. This was due to a reduction in pretax income.

Comparison of Financial Condition at January 31, 2004 and October 31, 2003

         Assets and Liabilities. The Bank's total assets decreased by $1,144,000 to $86,223,000 at January 31, 2004 from $87,367,000 at October 31, 2003.

         Cash and cash equivalents decreased to $1,372,000 at January 31, 2004 from $6,304,000 at October 31, 2003. This decrease was primarily a result of a reduction in the interest-bearing deposit account.

         Investment securities available for sale increased $1,684,000 to $29,021,000 at January 31, 2004 from $27,337,000 at October 31, 2003. The increase is due to investment purchases primarily in U. S. government mortgage-backed securities which were partially offset by investment calls and maturities and principal repayment on mortgage-backed securities. The Bank funded this growth with the utilization of excess cash and cash equivalents and the reinvestment of called and matured securities during the three months ended January 31, 2004.

         Net loans receivable increased $669,000, or 1.3%, to $51,399,000 at January 31, 2004 from $50,730,000 at October 31, 2003. A slight increase in net loans receivable was noted during the three months ended January 31, 2004 as the Bank continued to experience strong loan production and repayments were more moderate.

         The allowance for loan losses increased to $274,000 at January 31, 2004 from $263,000 at October 31, 2003 and represented .53% of the gross loan portfolio at January 31, 2004. The Bank had nonaccrual loans of $171,000 and $370,000 at January 31, 2004 and October 31, 2003. Management does not believe the nonaccrual loans or any amounts classified as nonperforming will have a significant effect on operations or liquidity in 2004. Furthermore, management is not aware of any trends or uncertainties related to any loans classified as doubtful or substandard that might have a material effect on earnings, liquidity or capital resources.

         Total deposits decreased to $70,647,000 at January 31, 2004 from $72,273,000 at October 31, 2003. This was primarily a result of a decrease in certificates of deposit. Although time deposits declined, they continued to account for 71.05% of the total deposit portfolio and remain a dominant resource for funds.

         Federal Home Loan Bank borrowings decreased slightly to $6,622,000 at January 31, 2004 from $6,637,000 at October 31, 2003.

         Retained Earnings. Total retained earnings increased $274,000 to $7,946,000 at January 31, 2004 from October 31, 2003. This increase was attributable to net income of $100,000 and accumulated other comprehensive income of $175,000. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on investment securities available for sale. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year end period depending on economic and interest rate conditions. The Bank is currently in the process of an initial stock offering, which will include an employee stock ownership plan and may include a restricted stock plan. The proceeds would result in additional equity in the immediate future which will be used for general business purposes.


CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely too materially affect, the Company's internal control over financial reporting.

                                     PART II


      ITEM 1.         LEGAL PROCEEDINGS
                           Not applicable.


      ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS
                           Not applicable.


      ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                           Not applicable.


      ITEM 4.         OTHER INFORMATION
                           None.


      ITEM 5.         EXHIBITS AND REPORTS ON FORM 8-K

                    (a) Exhibits

                    31. Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    32. Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    (b)  Reports on Form 8-K

                         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SE FINANCIAL CORP.



Date: April 29, 2004                  /s/Frank S. DePaolo
                                      ------------------------------------------
                                      Frank S. DePaolo
                                      President and CEO
                                      (Principal Executive Officer)



Date: April 29, 2004                  /s/Joseph Sidebotham
                                      ------------------------------------------
                                      Joseph Sidebotham
                                      Executive Vice President, Chief Financial
                                      Officer and Controller
                                      (Principal Financial & Accounting Officer)