Form 10QSB
period 2004-04-30
SE FINANCIAL CORP
filed 2004-06-14
CIK 1277138

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 2004
                                   ---------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


                         Commission file number 0-50684

                               SE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                            57-1199010
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

1901-03 Passyunk Avenue, Philadelphia, Pennsylvania                19148
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   215-468-1700
                                                    --------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


          Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes          No  X
                                              ---         ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: June 11, 2004
                                                           -------------

              Class                                     Outstanding
  ----------------------------                        ---------------
   $.10 par value common stock                       2,588,750  shares

                               SE FINANCIAL CORP.

                                   FORM 1O-QSB

                      FOR THE QUARTER ENDED APRIL 30, 2004


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements (Unaudited)                     1

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     7

     Item 3. Controls and Procedures                                          12

PART II- OTHER INFORMATION

     Item 1. Legal Proceedings                                                13

     Item 2. Changes in Securities and Small Business Issuer
             Purchases of Equity Securities                                   13

     Item 3. Defaults Upon Senior Securities                                  13

     Item 4. Other Information                                                13

     Item 5. Exhibits and Reports on Form 8-K                                 13


SIGNATURES

EXHIBITS

         31. Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99. Independent Accountant's Report

                ST. EDMOND'S FEDERAL SAVINGS BANK AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  April 30,     October 31,
                                                                    2004            2003
                                                              -------------    -------------
ASSETS
    Cash and due from banks                                   $     911,490    $     675,001
    Interest-bearing deposits with other institutions            31,068,728        5,628,890
                                                              -------------    -------------

         Cash and cash equivalents                               31,980,218        6,303,891

    Certificates of deposit in other financial institutions         185,930          183,483
    Investment securities available for sale                     37,034,504       27,337,238
    Loans receivable (net of allowance for loan losses
         of $ 281,100 and $ 262,561)                             54,485,222       50,729,660
    Accrued interest receivable                                     510,437          482,538
    Federal Home Loan Bank Stock                                  1,134,400          735,000
    Real estate owned                                                34,000           38,881
    Premises and equipment, net                                   1,117,034        1,148,993
    Bank-owned life insurance                                     1,540,000                -
    Other assets                                                    646,055          407,622
                                                              -------------    -------------

         TOTAL ASSETS                                         $ 128,667,800    $  87,367,306
                                                              =============    =============



LIABILITIES AND RETAINED EARNINGS
    Deposits                                                  $  71,843,565    $  72,272,834
    Federal Home Loan Bank borrowings                            16,607,222        6,637,204
    Advances by borrowers for taxes and insurance                   226,822          477,386
    Accrued interest payable                                         45,354           49,703
    Stock subscriptions received                                 31,069,009                -
    Other liabilities                                               940,405          258,521
                                                              -------------    -------------

         TOTAL LIABILITIES                                      120,732,377       79,695,648

    Commitments and contingencies

    Retained earnings                                             8,004,228        7,755,558
    Accumulated other comprehensive loss                            (68,805)         (83,900)
                                                              -------------    -------------

         TOTAL RETAINED EARNINGS                                  7,935,423        7,671,658
                                                              -------------    -------------

         TOTAL LIABILITIES AND RETAINED EARNINGS              $ 128,667,800    $  87,367,306
                                                              =============    =============

     See accompanying notes to the unaudited consolidated financial statements.

                ST. EDMOND'S FEDERAL SAVINGS BANK AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                             Three Months Ended        Six Months Ended
                                                                  April 30,                 April 30,
                                                          -----------------------   -----------------------
                                                             2004         2003         2004         2003
                                                          ----------   ----------   ----------   ----------
    INTEREST AND DIVIDEND INCOME
      Loans receivable                                    $  925,356   $  996,889   $1,819,845   $2,058,755
      Investment securities
          Taxable                                            238,081      286,730      481,351      551,704
          Exempt from federal income tax                      31,253       15,127       59,235       28,717
      Interest-bearing deposits with other institutions       13,738       11,191       25,929       30,706
      Other dividend income                                    2,371        5,442        4,771       10,681
                                                          ----------   ----------   ----------   ----------

             Total interest and dividend income            1,210,799    1,315,379    2,391,131    2,680,563

    INTEREST EXPENSE
      Deposits                                               441,883      558,024      916,902    1,182,180
      Federal Home Loan Bank borrowings                       53,295       55,010      107,132      112,020
                                                          ----------   ----------   ----------   ----------

             Total interest expense                          495,178      613,034    1,024,034    1,294,200
                                                          ----------   ----------   ----------   ----------

    NET INTEREST INCOME                                      715,621      702,345    1,367,097    1,386,363
      Provision for loan losses                                9,000        9,000       18,000       18,000
                                                          ----------   ----------   ----------   ----------
    NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                       706,621      693,345    1,349,097    1,368,363

    NONINTEREST INCOME
      Service fees on deposit accounts                        64,073       76,088      131,788      163,552
      Other                                                   31,660       13,363       46,143       35,754
                                                          ----------   ----------   ----------   ----------

             Total noninterest income                         95,733       89,451      177,931      199,306

    NONINTEREST EXPENSE
      Compensation and employee benefits                     317,288      282,967      613,795      573,672
      Occupancy and equipment                                 59,421       67,078      114,329      141,367
      Federal deposit insurance premiums                       9,887        9,810       19,897       25,299
      Data processing expense                                 77,397       76,625      143,262      146,919
      Professional fees                                       39,507       24,331       69,951       39,819
      Other                                                   75,426       83,562      181,062      188,848
                                                          ----------   ----------   ----------   ----------

             Total noninterest expense                       578,926      544,373    1,142,296    1,115,924
                                                          ----------   ----------   ----------   ----------

    INCOME BEFORE INCOME TAXES                               223,428      238,423      384,732      451,745

    INCOME TAXES                                              74,344       93,167      136,062      172,736
                                                          ----------   ----------   ----------   ----------

    NET INCOME                                            $  149,084   $  145,256   $  248,670   $  279,009
                                                          ==========   ==========   ==========   ==========

    See accompanying notes to the unaudited consolidated financial statements.

                ST. EDMOND'S FEDERAL SAVINGS BANK AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS
                                   (Unaudited)

                                                                          Accumulated
                                                                             Other            Total
                                                          Retained       Comprehensive      Retained       Comprehensive
                                                          Earnings       Income (Loss)      Earnings          Income
                                                     ---------------   --------------   --------------   ---------------

     Balance, October 31, 2002                          $ 7,199,733        $ 187,158      $ 7,386,891

     Net income                                             279,009                           279,009         $ 279,009

     Other comprehensive income:
         Unrealized gain on available for sale
            securities net of taxes of $15,614                                22,467           22,467            22,467
                                                                                                              ---------
     Comprehensive income                                                                                     $ 301,476
                                                                                                              =========
                                                        -----------        ---------      -----------
     Balance, April 30, 2003                            $ 7,478,742        $ 209,625      $ 7,688,367
                                                        ===========        =========      ===========




     Balance, October 31, 2003                          $ 7,755,558        $ (83,900)     $ 7,671,658

     Net income                                             248,670                           248,670         $ 248,670

     Other comprehensive income:
         Unrealized gain on available for sale
            securities net of taxes of $8,881                                 15,095           15,095            15,095
                                                                                                              ---------
     Comprehensive income                                                                                     $ 263,765
                                                                                                              =========
                                                        -----------        ---------      -----------
     Balance, April 30, 2004                            $ 8,004,228        $ (68,805)     $ 7,935,423
                                                        ===========        =========      ===========

     See accompanying notes to the unaudited consolidated financial statements.

                ST. EDMOND'S FEDERAL SAVINGS BANK AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Six Months Ended
                                                                                              April 30,
                                                                                        2004            2003
                                                                                    ------------    ------------
      OPERATING ACTIVITIES
          Net income                                                                $    248,670    $    279,009
          Adjustments to reconcile net income to net cash provided
            by operating activities:
              Provision for loan losses                                                   18,000          18,000
              Depreciation, amortization, and accretion                                  121,224          50,158
              Increase in accrued interest receivable                                    (27,899)        (13,604)
              Decrease in accrued interest payable                                        (4,349)        (19,336)
              Increase (decrease) in principal and interest on loans sold payable        640,357         (70,823)
              Other, net                                                                (205,260)         34,538
                                                                                    ------------    ------------
                  Net cash provided by operating activities                              790,743         277,942
                                                                                    ------------    ------------

      INVESTING ACTIVITIES
          Investment securities available for sale:
              Proceeds from principal repayments and maturities                        6,900,950       7,791,199
              Purchases                                                              (16,626,557)    (15,051,815)
          Decrease (increase) in loans receivable, net                                (3,831,105)      2,740,162
          Proceeds from sales of real estate acquired through
             foreclosure                                                                  56,763         101,573
          Purchase of Federal Home Loan Bank stock                                      (399,400)        (53,000)
          Purchase of bank-owned life insurance                                       (1,540,000)              -
          Purchase of premises and equipment                                             (34,181)        (78,426)
                                                                                    ------------    ------------
                  Net cash used for investing activities                             (15,473,530)     (4,550,307)
                                                                                    ------------    ------------

      FINANCING ACTIVITIES
          Increase (decrease) in deposits, net                                          (429,269)        831,172
          Proceeds from Federal Home Loan Bank borrowings                             10,000,000               -
          Repayment of Federal Home Loan Bank borrowings                                 (29,982)        (28,108)
          Increase in subscription rights                                             31,069,009               -
          Decrease in advances by borrowers
             for taxes and insurance, net                                               (250,564)       (336,482)
                                                                                    ------------    ------------
                  Net cash provided by financing activities                           40,359,194         466,582
                                                                                    ------------    ------------

                  Increase (decrease) in cash and cash equivalents                    25,676,407      (3,805,783)

      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   6,303,891       7,300,707
                                                                                    ------------    ------------

      CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $ 31,980,298    $  3,494,924
                                                                                    ============    ============

      SUPPLEMENTAL CASH FLOW DISCLOSURES
          Cash paid:
              Interest                                                              $  1,028,383    $  1,313,536
              Income taxes                                                               134,500         107,717
          Noncash transactions:
              Transfers from loans to real estate acquired through foreclosure            51,580          83,679

      See accompanying notes to the unaudited consolidated financial statements.

                        ST. EDMOND'S FEDERAL SAVINGS BANK
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB. In management's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Bank considers necessary to fairly state the Bank's financial position and the results of operations and cash flows. The balance sheet at October 31, 2003, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by accounting principles generally accepted in the United States of America. The results of the Bank's operations for any interim period are not necessarily indicative of the results of the Bank's operations for any other interim period or for a full fiscal year.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

     The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended April 30, 2004 and 2003, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Retained Earnings (Unaudited). For the three months ended April 30, 2004 and 2003, comprehensive income (loss) totaled ($11,010) and $114,325, respectively.

NOTE 3 - SUBSEQUENT EVENT
-------------------------

     On January 15, 2004, the Board of Directors of the Bank, subject to regulatory approval, ratified a Plan of Conversion (the "Plan") to convert from a federally chartered mutual savings institution to a federally chartered stock savings institution. Upon completion of the conversion, the Bank became a wholly-owned subsidiary of a concurrently formed holding company, SE Financial Corp (the "Company"). Pursuant to the plan, nontransferable subscription rights to purchase common stock of the holding company were offered first to eligible account holders, the tax-qualified employee stock benefit plans, and other members.

     On May 5, 2004, the Company completed an initial public offering and sold 2,578,875 shares of common stock at $10 per share and received proceeds of $23,105,650 net of conversion expenses of approximately $620,000 and unfunded ESOP proceeds of $2,063,100. The Company used 50% of the net proceeds from the offering to purchase all of the Bank's stock.

     The Company had received stock subscriptions totaling $34,437,740 at April 30, 2004 pending completion of the Company's initial public offering. At the time of the closing, gross proceeds of $23,725,650 became capital of the Company with the remainder returned on oversubsciptions.

NOTE 4 - INVESTMENTS

The  amortized  cost  and  the  fair  value  of  available-for-sale   investment
securities were as follows:

                                                    April 30, 2004
                                  ------------------------------------------------------
                                                    Gross        Gross        Estimated
                                   Amortized     Unrealized    Unrealized      Market
                                      Cost          Gains        Losses        Value
                                  -----------   -----------   -----------    -----------
Mortgage-backed securities:
     FNMA                         $18,298,556   $    84,953   $   (28,215)   $18,355,294
     FHLMC                          2,148,402        16,146           (44)     2,164,504
     GNMA                             966,441        24,691             -        991,132
                                  -----------   -----------   -----------    -----------
     Total mortage-backed
     securities                    21,413,399       125,790       (28,259)    21,510,930
U.S. Government
  agency securities                11,966,865        28,311      (247,352)    11,747,824
Municipal securities                3,582,969        38,658       (28,628)     3,592,999
                                  -----------   -----------   -----------    -----------
          Total debt securities    36,963,233       192,759      (304,239)    36,851,753
Mutual funds                          182,673            78          --          182,751
                                  -----------   -----------   -----------    -----------
          Total                   $37,145,906   $   192,837   $  (304,239)   $37,034,504
                                  ===========   ===========   ===========    ===========

                                                   October 31, 2004
                                  ------------------------------------------------------
                                                    Gross        Gross        Estimated
                                   Amortized     Unrealized    Unrealized      Market
                                      Cost          Gains        Losses        Value
                                  -----------   -----------   -----------    -----------
Mortgage-backed securities:
     FNMA                         $ 7,964,812   $    73,561   $   (29,236)   $ 8,009,137
     FHLMC                          1,647,127        15,285          (538)     1,661,874
     GNMA                           1,229,528        32,871             -      1,262,399
                                  -----------   -----------   -----------    -----------
     Total mortage-backed
     securities                    10,841,467       121,717       (29,774)    10,933,410
U.S. Government
  agency securities                13,721,409        40,534      (279,773)    13,482,170
Municipal securities                2,728,283        32,596       (20,369)     2,740,510
                                  -----------   -----------   -----------    -----------
          Total debt securities    27,291,159       194,847      (329,916)    27,156,090
Mutual funds                          180,706           442             -        181,148
                                  -----------   -----------   -----------    -----------
          Total                   $27,471,865   $   195,289   $  (329,916)   $27,337,238
                                  ===========   ===========   ===========    ===========

The amortized cost and estimated market value of debt securities at April 30, 2004, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from one to thirty years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.


                                                    Amortized Cost     Estimated Market Value
                                                    --------------     ----------------------
        Due with one year                          $    5,989,063           $ 5,970,632
        Due after one year through five years           5,718,360             5,623,629
        Due after five years through ten years          9,614,225             9,496,082
        Due after ten years                            15,641,585            15,761,410
                                                    -------------           -----------
                                                    $  36,963,233           $36,851,753
                                                    =============           ===========

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


Comparison of the Results of Operation for the Six Months Ended April 30, 2004 and April 30, 2003

     The Bank recorded net income of $249,000 for the six months ended April 30, 2004, which represents a decrease of $30,000, or 10.9%, over the same period in 2003. The decrease in net income is primarily due to an increase in noninterest expense, a reduction in noninterest income and a decrease in net interest income.

     Net Interest Income. Net interest income for the six months ended April 30, 2004 decreased to $1,367,000 from $1,386,000 for the same period in 2003. Interest income for the six months ended April 30, 2004 totaled $2,391,000 as compared to $2,681,000 for the six months ended April 30, 2003. This decrease of $290,000 was attributed primarily to a decrease in the average yield on interest earning assets to 5.72% for the six months ended April 30, 2004 from 6.56% for the six months ended April 30, 2003. This decrease was offset by an increase in the average balance of interest earning assets.

     Interest expense decreased to $1,024,000, representing a 20.9% decrease, for the six months ended April 30, 2004 from $1,294,000 for the six months ended April 30, 2003 and was primarily attributable to the current interest rate environment that resulted in a lowering of the average cost of funds to 2.74% for the six months ended April 30, 2004 as compared to 3.46% for the same period in 2003.

     Loan Loss Provision. The provision for loan losses was $18,000 for the six months ended April 30, 2004 which is the same amount as for the six months ended April 30, 2003. The loan loss provision is based upon management's assessment of a variety of factors, including types and amounts of nonperforming loans, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

     Noninterest Income. Total noninterest income decreased to $178,000 for the six months ended April 30, 2004 compared to $199,000 for the six months ended April 30, 2003. The decrease is principally due to a reduction in service charges and fees on deposit account activity in both the transactional fees being charged and the volume of related transactions and a reduction in miscellaneous loan fees. This decrease was offset by an increase in other noninterest income generated by the purchase of a bank-owned life insurance policy. The increase due to the bank-owned life insurance policy was approximately $29,000.

     Noninterest Expense. Noninterest expense increased slightly to $1,142,000 for the six months ended April 30, 2004 from $1,116,000 for the six months ended April 30, 2003. Compensation and employee benefit expense increased by approximately $40,000. This increase was due to a normal increase in salaries, an increase in medical insurance costs, and implementation of an incentive retirement plan. Occupancy and equipment expense decreased by approximately $27,000. This decrease was attributable to a decrease in rental expense.
Miscellaneous operating expenses increased by approximately $13,000. This increase was due to an increase in accounting, auditing and legal fees.

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

     Income Taxes. Income taxes declined to $136,000 for the six months ended April 30, 2004 from $173,000 for the same period in 2003. This was due to a reduction in pretax income coupled with an increase in tax-exempt investment securities.


Comparison of the Results of Operation for the Three Months Ended April 30, 2004 and April 30, 2003

     The Bank recorded net income of $149,000 for the three months ended April 30, 2004, which represents an increase of $4,000 over the same period in 2003. The increase in net income is primarily due to an increase in net interest income and an increase in noninterest income offset by an increase in noninterest expense.

     Net Interest Income. Net interest income for the three months ended April 30, 2004 increased to $716,000 from $702,000 for the same period in 2003. Interest income for the three months ended April 30, 2004 totaled $1,211,000 as compared to $1,315,000 for the three months ended April 30, 2003. This decrease of $104,000 was attributed primarily to a decrease in the average yield on interest earning assets to 5.74% for the three months ended April 30, 2004 compared to 6.52% for the three months ended April 30, 2003. This was offset by an increase in the average balance of interest earning assets.

     Interest expense decreased to $495,000, representing a 19.2% decrease, for the three months ended April 30, 2004 from $613,000 for the three months ended April 30, 2003 and was primarily attributable to the current interest rate environment that resulted in a lowering of the average cost of funds to 2.79% for the three months ended April 30, 2004 as compared to 3.34% for the same period in 2003.

     Loan Loss Provision. The provision for loan losses was $9,000 for the three months ended April 30, 2004 which is the same amount as for the three months ended April 30, 2003. The loan loss provision is based upon management's assessment of a variety of factors, including types and amounts of nonperforming loans, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

     Noninterest Income. Total noninterest income increased to $96,000 for the three months ended April 30, 2004 compared to $89,000 for the three months ended April 30, 2003. The increase is principally due to the income generated by the purchase of a Bank-owned life insurance policy offset by a reduction in service charges and fees on deposit account activity in both the transactional fees being charged and the volume of related transactions and a reduction in miscellaneous loan fees.

     Noninterest Expense. Noninterest expense increased to $579,000 for the three months ended April 30, 2004 from $544,000 for the three months ended April 30, 2003. Compensation and employee benefit expense increased by approximately $34,000, occupancy and equipment expense decreased by approximately $8,000, and miscellaneous operating expenses increased by approximately $9,000.

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

     Income Taxes. Income taxes declined to $74,000 for the three months ended April 30, 2004 from $93,000 for the same period in 2003. This was due to a reduction in pretax income coupled with an increase in tax-exempt securities.


Comparison of Financial Condition at April 30, 2004 and October 31, 2003

     Assets and Liabilities. The Bank's total assets increased by $41,301,000 to $128,668,000 at April 30, 2004 from $87,367,000 at October 31, 2003.

     Cash and cash equivalents increased to $31,980,000 at April 30, 2004 from $6,304,000 at October 31, 2003. This increase was primarily a result of the receipt of subscription funds received from customers for the purchase of stock in the Bank's conversion to a stock company.

     Investment securities available for sale increased $9,698,000 to $37,035,000 at April 30, 2004 from $27,337,000 at October 31, 2003. The increase is due to investment purchases primarily in U. S. government mortgage-backed securities which were partially offset by investment calls and maturities and principal repayment on mortgage-backed securities. The Bank funded this growth through an increase in borrowing from the Federal Home Loan Bank of Pittsburgh, along with the utilization of excess cash and cash equivalents and the reinvestment of called and matured securities during the six months ended April 30, 2004.

     Net loans receivable increased $3,755,000, or 7.4%, to $54,485,000 at April 30, 2004 from $50,730,000 at October 31, 2003, as the Bank continued to experience strong loan production and repayments were more moderate.

     The allowance for loan losses increased to $281,000 at April 30, 2004 from $263,000 at October 31, 2003 and represented 0.51% of the gross loan portfolio at April 30, 2004. The Bank had nonaccrual loans of $144,000 and $370,000 at April 30, 2004 and October 31, 2003. Management does not believe the nonaccrual loans or any amounts classified as nonperforming will have a significant effect on operations or liquidity in 2004. Furthermore, management is not aware of any trends or uncertainties related to any loans classified as doubtful or substandard that might have a material effect on earnings, liquidity or capital resources.

     Total deposits decreased to $71,844,000 at April 30, 2004 from $72,273,000 at October 31, 2003. This was primarily a result of a decrease in certificates of deposit offset by an increase in core accounts. Although time deposits declined, they continued to account for 68.55% of the total deposit portfolio and remain a dominant source of funds.

     Federal Home Loan Bank borrowings increased to $16,607,000 at April 30, 2004 from $6,637,000 at October 31, 2003. The Bank borrowed funds from the FHLB to fund the purchase of U. S. government mortgage-backed securities.

     Retained Earnings. Total retained earnings increased $264,000 to $7,935,000 at April 30, 2004 from October 31, 2003. This increase was attributable to net income of $249,000 and accumulated other comprehensive income of $15,000. Accumulated other comprehensive income increased slightly as a result of changes in the net unrealized gain on investment securities available for sale. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year end period depending on economic and interest rate conditions. Subsequent to April 30, 2004, the Company completed its initial public offering in connection with the Bank's mutual to stock conversion and net proceeds of approximately $23.1 million were recorded as capital.

Liquidity and Capital Resources

     Liquidity. Liquidity management for the Bank is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Both short- and long-term liquidity needs are addressed by maturities and sales of investments securities, and loan repayments and maturities. The use of these resources, in conjunction with access to credit, provides the core ingredients for satisfying depositor, borrower, and creditor needs.

     The Bank's liquid assets consist of cash and cash equivalents, certificates of deposit in other financial institutions and investment securities classified as available for sale. The level of these assets is dependent on the Bank's operating, investing, and financing activities during any given period. At April 30, 2004, cash and cash equivalents totaled approximately $31,980,000 or 24.9% of total assets while investment securities classified as available for sale and certificates of deposit in other financial institutions totaled approximately $37,220,000 or 28.9% of total assets. Management believes that the liquidity needs of the Bank are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year.

     Operating activities provided net cash of approximately $791,000 and $278,000 for the six months ended April 30, 2004 and 2003, respectively.

     Investing activities consist primarily of loan originations and repayments and investment purchases and maturities. For the six months ended April 30, 2004, these cash usages primarily consisted of investment purchases of $16,627,000, an increase in net loan receivable of $3,831,000, the purchase of bank-owned life insurance in the amount of $1,540,000 and the purchase of Federal Home Loan Bank stock in the amount of $399,400. Partially offsetting the usage of investment activities is $6,901,000 of proceeds from investment security maturities and repayments. For the same period ended 2003, cash usages primarily consisted of investment purchases of $15,052,000 and the purchase of Federal Home Loan Bank stock of $53,000. Partially offsetting the usage of investment activities are net repayment of loans in the amount of $2,740,000 and proceeds from repayments and maturities of investment securities in the amount of $7,791,000. For both periods, the lower interest rate environment has resulted in numerous securities being called and one-to-four family loans being refinanced.

     Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, and advances by borrowers for taxes and insurance. For the six months ended April 30, 2004, net cash provided by financing activities totaled $40,359,000 and was principally derived from subscription funds received from customers for the purchase of Company stock in the amount of $31,069,000 and an increase in Federal Home Loan Bank advances in the amount of $10,000,000. For the same period in 2003, net cash provided by financing activities totaled $467,000 and was primarily from an increase in deposits.

     Liquidity may be adversely affected by unexpected deposit outflows, interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Bank's commitment to make loans, as well as management's assessment of the Bank's ability to generate funds. The Bank anticipates that it will have sufficient liquidity to satisfy expected short-term and long-term funding needs.

     Capital. The Bank's primary source of capital has been retained earnings. Historically, the Bank has generated net retained income to support normal growth and expansion. The proceeds of the stock offering in connection with the Bank's recently completed mutual-to-stock conversion are part of management's new capital planning policy to ensure compliance with regulations and to permit future expansion. The infusion of this new capital significantly increased the Bank's capital resources by increasing equity.

     The Bank is subject to federal regulations imposing minimum capital requirements. Management monitors the Bank's total risk-based, Tier I risk-based, and Tier I leverage capital ratios to assess compliance with regulatory guidelines. At April 30, 2004, the Bank exceeded the minimum capital ratio requirements.

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

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS
        Not applicable.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
        Not  applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        Not  applicable.

ITEM 4. OTHER INFORMATION
        None.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits
        3(i)     Articles of Incorporation of SE Financial Corp. *
        3(ii)    Bylaws of SE Financial Corp. *
        4        Specimen Stock Certificate of SE Financial Corp. *
        10.1     Executive Life Insurance Plan **
        10.2     Directors' Incentive Retirement Plan **
        10.3     Executive Officers' Incentive Retirement Plan **
        31.1     Certification pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 - Frank S. DePaolo
        31.2     Certification pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 - Joseph Sidebotham
        32       Certification pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002
        99.1     Independent Accountant's Report

        (b)      Reports on Form 8-K

                 None.

          * Incorporated by reference to the identically numbered exhibit to the Company's registration statement on Form SB-2 (File No. 333-112153) filed with the SEC on January 23, 2004.

          ** Incorporated by reference to the identically numbered exhibit to the Company's registration statement on Form SB-2 (File No. 333-112153) filed with the SEC on March 1, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SE FINANCIAL CORP.





Date: June  14, 2004              /s/Frank S. DePaolo
                                  -----------------------------------------
                                  Frank S. DePaolo
                                  President and CEO
                                  (Principal Executive Officer)





Date: June 14, 2004               /s/Joseph Sidebotham
                                  -----------------------------------------
                                  Joseph Sidebotham
                                  Executive Vice President, Chief Financial
                                  Officer and Controller
                                  (Principal Financial & Accounting Officer)