Form 10QSB
period 2004-07-31
SE FINANCIAL CORP
filed 2004-09-14
CIK 1277138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________ to _____________________________________________

Commission file number 0-50684

SE FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	57-1199010

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1901-03 Passyunk Avenue, Philadelphia, Pennsylvania	19148

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 215-468-1700

N/A

Former name, former address and former fiscal year, if changed since last report.

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No _____

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: September 10, 2004

Class	Outstanding

$.10 par value common stock	2,578,875 shares

Back to Contents

SE FINANCIAL CORP.

FORM 1O-QSB

FOR THE QUARTER ENDED JULY 31, 2004

INDEX

		Page Number

PART I – CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9
Item 3.	Controls and Procedures	13

PART II- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES

EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Independent Accountant’s Report

I

Back to Contents

SE FINANCIAL CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	July 31, 2004	October 31, 2003

ASSETS
Cash and due from banks	$902,724	$675,001
Interest-bearing deposits with other institutions	1,422,403	5,628,890

Cash and cash equivalents	2,325,127	6,303,891

Certificates of deposit in other financial institutions	187,201	183,483
Investment securities available for sale	52,730,126	27,337,238
Loans receivable (net of allowance for loan losses of $267,830 and $262,561)	57,753,221	50,729,660
Accrued interest receivable	581,258	482,538
Federal Home Loan Bank Stock	1,138,400	735,000
Real estate owned	37,000	38,881
Premises and equipment, net	1,094,201	1,148,993
Bank owned life insurance	1,846,610	—
Other assets	550,495	407,622

TOTAL ASSETS	$118,243,639	$87,367,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$69,523,547	$72,272,834
Federal Home Loan Bank borrowings	16,591,864	6,637,204
Advances by borrowers for taxes and insurance	473,176	477,386
Accrued interest payable	46,184	49,703
Other liabilities	654,860	258,521

TOTAL LIABILITIES	87,289,631	79,695,648

Stockholders’ equity
Preferred stock – no par value; 2,000,000 shares authorized; none issued	—	—
Common stock – $0.10 par value; 8,000,000 shares authorized; 2,578,875 issued	257,888	—
Additional paid-in-capital	24,840,524	—
Unallocated shares held by Employee Stock Ownership Plan (“ESOP”)	(2,035,438)	—
Retained earnings	8,195,967	7,755,558
Accumulated other comprehensive loss	(304,933)	(83,900)

TOTAL STOCKHOLDERS’ EQUITY	30,954,008	7,671,658

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,243,639	$87,367,306

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

S E FINANCIAL CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,

	2004	2003	2004	2003

INTEREST AND DIVIDEND INCOME
Loans receivable	$981,050	$949,047	$2,800,895	$3,007,802
Investment securities
Taxable	359,515	260,900	840,866	812,604
Exempt from federal income tax	33,907	22,467	93,142	51,184
Interest-bearing deposits with other institutions	37,228	11,817	63,157	42,523
Other dividend income	3,415	3,548	8,186	14,229

Total interest and dividend income	1,415,115	1,247,779	3,806,246	3,928,342

INTEREST EXPENSE
Deposits	434,192	534,927	1,351,094	1,717,107
Federal Home Loan Bank borrowings	121,819	55,681	228,951	167,702

Total interest expense	556,011	590,608	1,580,045	1,884,809

NET INTEREST INCOME	859,104	657,171	2,226,201	2,043,533
Provision for loan losses	9,000	9,000	27,000	27,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	850,104	648,171	2,199,201	2,016,533

NONINTEREST INCOME
Service fees on deposit accounts	63,864	80,545	195,652	244,098
Earnings on bank owned life insurance	20,079	-	48,974	-
Other	8,795	17,290	26,043	53,044

Total noninterest income	92,738	97,835	270,669	297,142

NONINTEREST EXPENSE
Compensation and employee benefits	343,981	279,133	957,776	852,805
Occupancy and equipment	62,808	62,524	177,137	203,891
Real estate operation, net	2,219	(1,313)	2,394	11,389
Federal deposit insurance premiums	10,114	9,859	30,011	35,158
Data processing expense	72,826	72,479	216,088	219,398
Professional fees	47,030	32,717	116,981	72,536
Other	105,869	83,713	286,756	259,859

Total noninterest expense	644,847	539,112	1,787,143	1,655,036

INCOME BEFORE TAXES	297,995	206,894	682,727	658,639

INCOME TAXES	106,256	77,719	242,318	250,455

NET INCOME	$191,739	$129,175	$440,409	$408,184

PER SHARE DATA:

Earnings per share [1]	$0.08	NA	$0.08	NA

Weighted average number of shares outstanding	2,374,450	NA	2,374,450	NA

1.	Reflects earnings since becoming a public company on May 5, 2004.

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

S E FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

		Common Stock at Par	Additional Paid-in- Capital	Unallocated shares held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income

					(Unaudited)

Balance, October 31, 2002		$-	$-	$-	$7,198,956	$187,158	$7,386,114

Net income					408,183		408,183	$408,183

Other comprehensive income:
Unrealized gain on available for sale securities net of taxes of	$54,710					111,286	111,286	111,286

Comprehensive income								$519,469

Balance, July 31, 2003		$-	$-	$-	$7,607,139	$298,444	$7,905,583

Balance, October 31, 2003		$-	$-	$-	$7,755,558	$(83,900)	$7,671,658

Issuance of Common Stock		257,888	24,841,658	(2,063,100)	-	-	23,036,446

ESOP shares released			(1,134)	27,662			26,528

Net income					440,409		440,409	$440,409

Other comprehensive loss:
Unrealized loss on available for sale securities net of tax benefit of	$(133,641)					(221,033)	(221,033)	(221,033)

Comprehensive income								$219,376

Balance, July 31, 2004		$257,888	$24,840,524	$(2,035,438)	$8,195,967	$(304,933)	$30,954,008

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

SE FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended July 31,
	2004	2003

OPERATING ACTIVITIES
Net income	$440,409	$408,184
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27,000	27,000
Depreciation, amortization, and accretion	115,177	113,007
Earnings on bank-owned life insurance	(48,974)	-
Increase in accrued interest receivable	(98,720)	(24,513)
Decrease in accrued interest payable	(3,519)	(21,609)
Increase (decrease) in principal and interest on loans sold payable	86,083	(29,397)
Other, net	300,722	(1,016)

Net cash provided by operating activities	818,178	471,656

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	8,524,421	16,166,593
Purchases	(34,351,781)	(21,331,111)
Decrease (increase) in loans receivable, net	(7,017,340)	2,165,671
Proceeds from sales of real estate acquired through foreclosure	57,122	101,573
Purchase of Federal Home Loan Bank stock	(403,400)	(92,900)
Purchase of bank-owned life insurance	(1,797,636)	-
Purchase of premises and equipment	(45,937)	(141,774)

Net cash used for investing activities	(35,034,551)	(3,131,948)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(2,749,287)	620,722
Proceeds from Federal Home Loan Bank borrowings	10,000,000	-
Repayment of Federal Home Loan Bank borrowings	(45,340)	(42,506)
Net proceeds from issuance of common stock	23,036,446	-
Decrease in advances by borrowers for taxes and insurance, net	(4,210)	(138,379)

Net cash provided by financing activities	30,237,609	439,837

Decrease in cash and cash equivalents	(3,978,764)	(2,220,455)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,303,891	7,300,707

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,325,127	$5,080,252

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,583,564	$1,906,418
Income taxes	147,000	187,717
Noncash transactions:
Transfers from loans to real estate acquired through foreclosure	54,939	240,560

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

SE FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of SE Financial Corp. (the “Company”) and St. Edmond’s Federal Savings Bank (the “Bank”). The Bank includes its wholly-owned subsidiary, SE Investment Services Corp. (“Services Corp.”). All intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The balance sheet at October 31, 2003, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by accounting principles generally accepted in the United States of America. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

NOTE 2 – COMPREHENSIVE INCOME

     The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended July 31, 2004 and 2003, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the three months ended July 31, 2004 and 2003, comprehensive income (loss) totaled ($44,389) and $217,994, respectively.

NOTE 3 – COMPLETION OF INITIAL PUBLIC OFFERING

     On January 15, 2004, the Board of Directors of the Bank, subject to regulatory approval, ratified a Plan of Conversion (the “Plan”) to convert from a federally chartered mutual savings institution to a federally chartered stock savings institution. Upon completion of the conversion, the Bank became a wholly-owned subsidiary of a concurrently formed holding company, SE Financial Corp. Pursuant to the plan, nontransferable subscription rights to purchase common stock of the holding company were offered first to eligible account holders, the tax-qualified employee stock benefit plans, and other members.

     On May 5, 2004, the Company completed an initial public offering and sold 2,578,875 shares of common stock at $10 per share and received proceeds of $23,036,446 net of conversion expenses of approximately $689,204 and a note receivable from the ESOP of $2,063,100. The Company used 50% of the net proceeds from the offering to purchase all of the Bank’s stock.

     The Company had received stock subscriptions totaling $34,437,740 at April 30, 2004 pending completion of the Company’s initial public offering. At the time of the closing, gross proceeds of $23,725,650 became capital of the Company with the remainder returned on oversubsciptions.

NOTE 4 – INVESTMENTS

The amortized cost and the fair value of available-for-sale investment securities were as follows:

Back to Contents

	July 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed securities:
Fannie Mae	$24,831,529	$56,612	$(238,560)	$24,649,581
Freddie Mac	2,831,340	11,172	(7,956)	2,834,556
GNMA	3,300,504	60,937	(667)	3,360,774

Total mortage-backed securities	30,963,373	128,721	(247,183)	30,844,911
U.S. Government agency securities	17,958,561	18,659	(360,156)	17,617,064
Municipal securities	4,113,789	19,989	(48,864)	4,084,914

Total debt securities	53,035,723	167,369	(656,203)	52,546,889
Mutual funds	183,707	—	(470)	183,237

Total	$53,219,430	$167,369	$(656,673)	$52,730,126

	October 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed securities:
Fannie Mae	$7,964,812	$73,561	$(29,236)	$8,009,137
Freddie Mac	1,647,127	15,285	(538)	1,661,874
GNMA	1,229,528	32,871	—	1,262,399

Total mortage-backed securities	10,841,467	121,717	(29,774)	10,933,410
U.S. Government agency securities	13,721,409	40,534	(279,773)	13,482,170
Municipal securities	2,728,283	32,596	(20,369)	2,740,510

Total debt securities	27,291,159	194,847	(329,916)	27,156,090
Mutual funds	180,706	442	—	181,148

Total	$27,471,865	$195,289	$(329,916)	$27,337,238

The amortized cost and estimated market value of debt securities at July 31, 2004, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from one to thirty years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value

Due after one year through five years	$8,184,004	$8,017,785
Due after five years through ten years	14,582,413	14,350,433
Due after ten years	30,269,306	30,178,771

	$53,035,723	$2,546,989

Back to Contents

NOTE 5 – BORROWINGS

The following table sets forth information concerning other borrowings with the FHLB:

			Weighted average interest rate	Stated interest rate range
	Maturity range					July 31, 2004	October 31, 2003
Description	from	to		from	to

Convertible	2/18/2010	2/18/2010	5.91%	5.91%	5.91%	$1,000,000	$1,000,000
Fixed rate	11/1/2004	8/20/2008	3.11	1.29	6.24	11,500,000	1,500,000
Line	10/31/2004	10/31/2004	1.57	1.57	1.57	4,000,000	4,000,000
Fixed rate amortizing	11/3/2005	11/3/2005	6.47	6.47	6.47	91,864	137,204

						$16,591,864	$6,637,204

Maturities of other borrowings at July 31, 2004, are summarized as follows:

	2004

Year Ending October 31,	Amount	Weighted- Average Rate

2004	$4,015,606	1.59%
2005	3,065,009	1.69
2006	3,011,249	2.64
2007	3,000,000	3.30
2008	2,500,000	5.29
2010	1,000,000	5.91

	$16,591,864	2.93%

The terms of the convertible borrowing allows the FHLB to convert the interest rate to an adjustable rate based on the three-month London Interbank Offered Rate (“LIBOR”) at a predetermined anniversary year of the borrowing’s origination, ranging from one to seven years. Rates may be reset at the FHLB’s discretion on a quarterly basis based on three-month LIBOR. At each rate change the Bank may exercise a put option and satisfy the obligation without penalty. The fixed rate amortizing borrowing requires monthly payments of principal and interest of $5,670 through November 2005.

NOTE 6 – EARNINGS PER SHARE

The Company currently maintains a simple capital structure; thus, there are no dilutive effects on earnings per share. Earnings per share are calculated by dividing net income by the weighted-average number of shares outstanding for the period since inception, May 5, 2004. Net income used in the earnings per share calculation was $179,960.

Back to Contents

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an ESOP for the benefit of employees who meet the eligibility requirements. The ESOP trust purchased 206,310 shares of common stock in the initial public offering with proceeds from a loan with the Company. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 4.00% with principal and interest payable quarterly in equal installments over fourteen years. The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of debt service paid during the year. Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company’s contribution expense for the ESOP was $27,662 for the nine months ended July 31, 2004.

The following table presents the components of the ESOP shares:

2004

Shares released for allocation	2,766

Unreleased shares	203,544

Total ESOP shares	206,310

Fair value of unreleased shares	$1,990,892

Back to Contents

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     This document contains forward-looking statements, including statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, and deposit growth. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” and similar expressions are intended to identify these forward-looking statements.

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

Comparison of the Results of Operations for the Nine Months Ended July 31, 2004 and July 31, 2003

     The Company recorded net income of $440.4 thousand for the nine months ended July 31, 2004, which represents an increase of $32.2 thousand, or 7.9%, over the same period in 2003. The increase in net income is primarily due to an increase in net interest income partially offset by a decrease in non-interest income and an increase in non-interest expense.

     Net Interest Income. Net interest income for the nine months ended July 31, 2004 increased to $2.2 million from $2.0 million for the same period in 2003 as a result of a decrease in total interest expense. Interest income for the nine months ended July 31, 2004 totaled $3.8 million as compared to $3.9 million for the nine months ended July 31, 2003. This decrease of $122.1 thousand was attributed primarily to a decrease in the average yield on interest earning assets to 5.37% for the nine months ended July 31, 2004 from 6.38% for the nine months ended July 31, 2003. This decrease was offset by an increase in the average balance of interest earning assets of $12.7 million. The average balance of net loans receivable, investment securities and other interest-earning assets increased by $3.0 million, $4.5 million and $5.3 million, respectively, while the average yields decreased by 1.01%, .22% and .57%, respectively.

     Interest expense decreased to $1.6 million, representing a 16.2% decrease, for the nine months ended July 31, 2004 from $1.9 million for the nine months ended July 31, 2003 and was primarily attributable to the current interest rate environment that resulted in a lowering of the average cost of funds to 2.70% for the nine months ended July 31, 2004 as compared to 3.35% for the same period in 2003. The average balance of interest-bearing liabilities increased by $2.9 million. The average balance of deposits decreased by $454 thousand and the average balance of FHLB advances increased by $3.3 million while the average cost of deposits decreased by .69% and the average cost of advances decreased by .32%.

     Loan Loss Provision. The provision for loan losses was $27 thousand for the nine months ended July 31, 2004 which is the same amount for the nine months ended July 31, 2003. The loan loss provision is based upon management’s assessment of a variety of factors, including types and amounts of nonperforming loans, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions. The allowance represents management’s best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

Back to Contents

     Non-interest Income. Total non-interest income decreased to $270.7 thousand for the nine months ended July 31, 2004 compared to $297.1 thousand for the nine months ended July 31, 2003. The decrease is principally due to a reduction in service charges and fees on deposit account activity in both the transactional fees being charged and the volume of related transactions and a reduction in miscellaneous loan fees. This decrease was offset by an increase in other non-interest income generated by the earnings on bank-owned life insurance.

     Non-interest Expense. Non-interest expense increased slightly to $1.8 million for the nine months ended July 31, 2004 from $1.7 million for the nine months ended July 31, 2003. Compensation and employee benefit expense increased by approximately $105.0 thousand. This increase was due to a normal increase in salaries, an increase in medical insurance costs, implementation of an incentive retirement plan and implementation of an employee stock ownership plan. Occupancy and equipment expense decreased by approximately $26.8 thousand. This decrease was attributable to a reduction in rental expense due to the closing of a branch office. Professional fees increased by approximately $53.9 thousand. This increase was mainly due to an increase in accounting, auditing and legal fees that resulted from becoming a public reporting company.

     Additionally, the Bank currently plans to add seven full time employees to its staff over the next several years, including up to three new lending/business development officers, an assistant branch manager, and a support staff employee in each of the accounting, lending and customer service departments.

     Income Taxes. Income tax expense declined to $242.3 thousand for the nine months ended July 31, 2004 from $250.5 thousand for the same period in 2003. This was due to an increase in tax-exempt investment securities as well as the purchase of bank-owned life insurance.

Comparison of the Results of Operations for the Three Months Ended July 31, 2004 and July 31, 2003

     The Company recorded net income of $191.7 thousand for the three months ended July 31, 2004, which represents an increase of $62.6 thousand over the same period in 2003. The increase in net income is primarily due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense and an increase in taxes.

     Net Interest Income. Net interest income for the three months ended July 31, 2004 increased to $859.1 thousand from $657.2 thousand for the same period in 2003 as a result of a decrease in total interest expense. Interest income for the three months ended July 31, 2004 totaled $1.4 million as compared to $1.2 million for the three months ended July 31, 2003. This increase of $167.3 thousand was attributed primarily to an increase in the average balance of interest earning assets as a result of the investment of the net proceeds from the Company’s stock offering offset by a decrease in the average yield on interest earning assets.

     Interest expense decreased to $556.0 thousand for the three months ended July 31, 2004 from $590.6 thousand for the three months ended July 31, 2003 and was primarily attributable to the current interest rate environment that resulted in a lowering of the average cost of funds to 2.64% for the three months ended July 31, 2004 as compared to 3.13% for the same period in 2003.

Back to Contents

     Loan Loss Provision. The provision for loan losses was $9,000 for the three months ended July 31, 2004 which is the same amount as for the three months ended July 31, 2003. The loan loss provision is based upon management’s assessment of a variety of factors, including types and amounts of nonperforming loans, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions. The allowance represents management’s best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

     Non-interest Income. Total non-interest income decreased to $92.7 thousand for the three months ended July 31, 2004 compared to $97.8 thousand for the three months ended July 31, 2003. The decrease is principally due to a reduction in service fees on deposit accounts, a reduction in miscellaneous loan fee income offset by the income generated by the purchase of a bank-owned life insurance policy.

     Non-interest Expense. Non-interest expense increased to $644.8 thousand for the three months ended July 31, 2004 from $539.1 thousand for the three months ended July 31, 2003. Compensation and employee benefit expense increased by approximately $64.8 thousand. This increase was due to a normal increase in salaries, an increase in medical insurance costs, the implementation of an incentive retirement plan and the implementation of an employee stock ownership plan. Miscellaneous operating expenses increased by approximately $40.6 thousand. This increase was due to an increase in loan origination expenses and an increase in professional fees that resulted from becoming a public reporting company.

     Income Taxes. Income tax expense increased to $106.3 thousand for the three months ended July 31, 2004 from $77.7 thousand for the same period in 2003. This was due to an increase in income before taxes.

Comparison of Financial Condition at July 31, 2004 and October 31, 2003

     Assets and Liabilities. The Company’s total assets increased by $30.9 million to $118.2 million at July 31, 2004 from $87.4 million at October 31, 2003.

     Cash and cash equivalents decreased to $2.3 million at July 31, 2004 from $6.3 million at October 31, 2003. Cash and cash equivalents decreased during the period as funds were utilized to purchase securities and fund loan originations.

     Investment securities available for sale increased by $25.4 million to $52.7 million at July 31, 2004 from $27.3 million at October 31, 2003. The increase is due to investment purchases primarily in U. S. government mortgage-backed securities which were partially offset by investment calls and maturities and principal repayment on mortgage-backed securities. The Company funded this growth through an increase in borrowing from the Federal Home Loan Bank of Pittsburgh, along with the utilization of excess cash and cash equivalents and the reinvestment of called and matured securities during the nine months ended July 31, 2004.

     Net loans receivable increased $7.0 million, or 13.8%, to $57.8 million at July 31, 2004 from $50.7 million at October 31, 2003, as the Company continued to experience strong loan production and repayments were more moderate. The increase in net loans receivable was the result of increases in single family 1-4 residential mortgages which includes owner and non-owner occupied properties, home equity loans and construction financing.

     The allowance for loan losses increased to $267.8 thousand at July 31, 2004 from $262.5 thousand at October 31, 2003 and represented 0.46% of the gross loan portfolio at July 31, 2004. The Company had nonaccrual loans of $92.5 thousand and $369.8 thousand at July 31, 2004 and October 31, 2003, respectively. Management does not believe the nonaccrual loans or any amounts classified as nonperforming will have a significant effect on operations or liquidity in 2004. Furthermore, management is not aware of any trends or uncertainties related to any loans classified as doubtful or substandard that might have a material effect on earnings, liquidity or capital resources.

Back to Contents

     Total deposits decreased to $69.5 million at July 31, 2004 from $72.3 million at October 31, 2003. This was primarily a result of a decrease in certificates of deposit offset by an increase in core accounts. Although time deposits declined, they continued to account for 68.22% of the total deposit portfolio and remain a dominant source of funds.

     Federal Home Loan Bank borrowings increased to $16.6 million at July 31, 2004 from $6.6 million at October 31, 2003. The Company borrowed funds from the FHLB to fund the purchase of U. S. government mortgage-backed securities.

     Stockholders’ Equity. Total stockholders’ equity increased $23.3 million to $31.0 million at July 31, 2004 from October 31, 2003. This increase was attributable to net proceeds of $23.0 million in connection with the Company’s initial public offering, and net income of $440.4 thousand, offset by accumulated other comprehensive loss of $221.0 thousand. Accumulated other comprehensive income decreased as a result of changes in the net unrealized loss on investment securities available for sale. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year end period depending on economic and interest rate conditions.

Liquidity and Capital Resources

     Liquidity. Liquidity management for the Company is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Both short- and long-term liquidity needs are addressed by maturities and sales of investments securities, and loan repayments and maturities. The use of these resources, in conjunction with access to credit, provides the core ingredients for satisfying depositor, borrower, and creditor needs.

     The Company’s liquid assets consist of cash and cash equivalents, certificates of deposit in other financial institutions and investment securities classified as available for sale. The level of these assets is dependent on the Company’s operating, investing, and financing activities during any given period. At July 31, 2004, cash and cash equivalents totaled approximately $2.3 million, or 2.0% of total assets while investment securities classified as available for sale and certificates of deposit in other financial institutions totaled approximately $52.7 million, or 44.6% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year.

     Operating activities provided net cash of approximately $933.6 thousand and $483.5 thousand for the nine months ended July 31, 2004 and 2003, respectively.

     Investing activities consist primarily of loan originations and repayments and investment purchases and maturities. For the nine months ended July 31, 2004, these cash usages primarily consisted of investment purchases of $34.4 million, an increase in net loan receivable of $7.0 million, the purchase of bank-owned life insurance in the amount of $1.8 million and the purchase of Federal Home Loan Bank stock in the amount of $403.4 thousand. Partially offsetting the usage of investment activities is $8.5 million of proceeds from investment security maturities and repayments. For the same period ended 2003, cash usages primarily consisted of investment purchases of $21.3 million and the purchase of Federal Home Loan Bank stock of $92.9 thousand. Partially offsetting the usage of investment activities were net repayment of loans in the amount of $2.2 million and proceeds from repayments and maturities of investment securities in the amount of $16.2 million. For both periods, the lower interest rate environment has resulted in numerous securities being called and one-to-four family loans being refinanced.

Back to Contents

     Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, and advances by borrowers for taxes and insurance and the issuance of common stock. For the nine months ended July 31, 2004, net cash provided by financing activities totaled $30.2 million and was principally from the net proceeds derived from common stock sold in the Company’s initial public offering of $23.0 million and an increase in Federal Home Loan Bank advances in the amount of $10.0 million offset by a decrease in deposits of $2.7 million. For the same period in 2003, net cash provided by financing activities totaled $439.8 thousand and was primarily from an increase in deposits.

     Liquidity may be adversely affected by unexpected deposit outflows, interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company’s commitment to make loans, as well as management’s assessment of the Company’s ability to generate funds. The Bank anticipates that it will have sufficient liquidity to satisfy expected short-term and long-term funding needs.

     Capital. The Company’s primary source of capital has been retained earnings. Historically, the Bank has generated net retained income to support normal growth and expansion. The proceeds of the stock offering in connection with the Company’s recently completed mutual-to-stock conversion are part of management’s new capital planning policy to ensure compliance with regulations and to permit future expansion. The infusion of this new capital significantly increased the Company’s capital resources by increasing equity.

     The Bank is subject to federal regulations imposing minimum capital requirements. Management monitors the Bank’s total risk-based, Tier I risk-based, and Tier I leverage capital ratios to assess compliance with regulatory guidelines. At July 31, 2004, the Bank exceeded the minimum capital ratio requirements.

ITEM 3. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in internal control over financial reporting. During the quarter under report, the Company made a change in the firm that performs the internal audit function for the Bank. The Company still believes there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART II

ITEM 1.	LEGAL PROCEEDINGS
Not applicable.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
(d)	Use of Proceeds
(1)	The effective date of the Form SB-2 was March 11, 2004 and the Commission file number was 333-112153.
(2)	The Offering commenced on May 5, 2004.
(3)	Not Applicable
(4)	(i)	The offering has terminated with the sale of all securities registered;
(ii)	The name of the managing underwriter: Sandler O’Neill & Partners, L.P.
(iii)	Common stock, par value $.10 per share was registered;
(iv)	Amount registered – 2,578,875 shares;
Aggregate price of offering amount registered – $25,788,750;
(v)	Expenses of the offering which were direct or indirect payments to others;
Expense paid to and for underwriters – $317,888;
Other expenses – $371,316;
Total expenses – $689,204;
(vi)	Net offering proceeds – $25,099,546;
(vii)	Direct or indirect payments to affiliates:
Loan to ESOP of subsidiary bank – $2,063,100;
Purchase outstanding stock of subsidiary bank – $12,549,773;
Non interest checking account with subsidiary bank – $10,486,672
(viii)	Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3(i)	Articles of Incorporation of SE Financial Corp. *

3(ii)	Bylaws of SE Financial Corp. *

4	Specimen Stock Certificate of SE Financial Corp. *

10.1	Executive Life Insurance Plan **

10.2	Directors’ Incentive Retirement Plan **

Back to Contents

10.3	Executive Officers’ Incentive Retirement Plan **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Frank S. DePaolo

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Joseph Sidebotham

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Independent Accountant’s Report

(b)	Reports on Form 8-K

A current report on Form 8-K, dated May 5, 2004, was filed by the Company on May 5, 2004 with respect to the Company’s press release announcing the receipt of regulatory and member approval on its plan to convert to stock ownership, under Item 5.

A current report on Form 8-K, dated June 1, 2004, was filed by the Company on June 1, 2004 with respect to the Company’s press release announcing earnings results for the period ended April 30, 2004, under Item 7.

A current report on Form 8-K, dated August 18, 2004, was filed by the Company on August 18, 2004 with respect to the Company’s press release announcing a declaration of a cash dividend, under Item 5.

A current report on Form 8-K, dated August 25, 2004, was filed by the Company on August 25, 2004 with respect to the Company’s press release announcing earnings results for the period ended July 31, 2004, under Item 2.02.

*	Incorporated by reference to the identically numbered exhibit to the Company’s registration statement on Form SB-2 (File No. 333-112153) filed with the SEC on January 23, 2004.
**	Incorporated by reference to the identically numbered exhibit to the Company’s registration statement on Form SB-2 (File No. 333-112153) filed with the SEC on March 1, 2004.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE FINANCIAL CORP.

Date: September 10, 2004	/s/ Frank S. DePaolo
Frank S. DePaolo
President and CEO
(Principal Executive Officer)

Date: September 10, 2004	/s/ Joseph Sidebotham
Joseph Sidebotham
Executive Vice President, Chief Financial
Officer and Controller
(Principal Financial & Accounting Officer)