Form 10KSB
period 2004-10-31
SE FINANCIAL CORP
filed 2005-01-31
CIK 1277138

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 0-50684

SE Financial Corp.

(Name of Small Business Issuer in Its Charter)

Pennsylvania	57-1199010

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1901-03 East Passyunk Avenue, Philadelphia, Pennsylvania	19148

(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:                      (215) 468-1700

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.10 per share

(Title of Class)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES      NO

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

          The issuer’s revenues for its most recent fiscal year were $5.7 million.

          The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the last sale price of the issuer’s common stock on September 2, 2004, was $22.5 million.

          As of January 21, 2005, there were issued and outstanding 2,578,875 shares of the issuer’s Common Stock.

Transitional Small Business Disclosure Format (check one):    YES      NO

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended October 31, 2004.  (Part II)

PART I

          SE Financial Corp. (the “Company” or “Registrant”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”) (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” and similar expressions are intended to identify these forward-looking statements.

          Forward-looking statements involve risks and uncertainties, because statements of the Company’s plans, objectives, expectations, estimates and intentions are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the success of the Company in gaining regulatory approval for its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

          The Company cautions that the listed factors are not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business

General

          The Company was incorporated under Pennsylvania law in January 2004 at the direction of St. Edmond’s Federal Savings Bank (the “Bank”) to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the “Conversion”).  On May 5, 2004, the Bank completed the Conversion and became a wholly owned subsidiary of the Company.   The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company’s portion of the net proceeds obtained in the Conversion.

          References to the Company or Registrant in this Annual Report on Form 10-KSB generally refer to the Company and the Bank, unless the context otherwise indicates.

          The Bank was originally chartered and began operations in 1912 as St. Edmond’s Building and Loan Association.  It became a federally-chartered savings bank in 1995.  The Bank’s deposits are federally insured by the Savings Association Insurance Fund as administered by the Federal Deposit Insurance Corporation.  The Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

          The Bank is a community-oriented savings organization, providing traditional retail banking services.  The Bank’s lending products include one- to four-family residential mortgage loans (including investor loans and mixed-use loans), multi-family mortgage loans, commercial real estate mortgage loans, construction loans, home equity loans, savings account loans and other consumer loans.  The Bank’s primary source of funds for its lending and investing activities is deposits, with an emphasis on certificates of deposit.  The Bank conducts its operations through its main office located in Philadelphia, Pennsylvania and a branch office located in Sewell, New Jersey.

          The Bank attracts deposits from the general public and uses these deposits primarily to originate loans and to purchase mortgage-backed and other securities.  The principal sources of funds for the Bank’s lending and investing activities are deposits, the repayment and maturity of loans and the sale, maturity, and call of securities.  The principal source of income is interest on loans and investment and mortgage-backed securities.  The principal expense is interest paid on deposits.

Market Area and Competition

          The Bank defines its primary market areas to include certain postal codes surrounding its main office located in Philadelphia, Pennsylvania, with an emphasis on the south Philadelphia market, and certain postal codes surrounding its branch office located in Sewell, New Jersey.  The Bank also originates loans on real estate located within a 100 mile radius of its main office and considers this area as within its primary market area.

          The Philadelphia market is an urban market area and can be characterized as having a blue collar customer base, lower average household incomes and lower average home prices.  In comparison to the Philadelphia market, the Sewell market is a more affluent suburban area with a more white collar customer base, higher average household incomes and higher average home prices.

          The Philadelphia office is the primary office for the Bank’s activities.  At October 31, 2004, deposits at the Philadelphia office totaled approximately $70.6 million and deposits at the Sewell office totaled approximately $4.8 million.

          The Bank’s business of attracting deposits and making loans is primarily conducted within its primary market areas.  A downturn in the local economy, therefore, could reduce the amount of funds available for deposit, hamper the ability of borrowers to repay their loans and lower collateral values, which would likely hurt the Bank’s profitability.

          The Bank faces substantial competition in attracting deposits, which are its primary source of funds for lending, and in the origination of loans.  Many of the Bank’s competitors are significantly larger institutions and have greater financial and managerial resources.  The Bank’s ability to compete successfully is a significant factor affecting its profitability.

          The Bank’s competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, thrift institutions, and credit unions located in the Bank’s primary market areas.  The Bank also competes with mortgage banking companies for real estate loans, and commercial banks and savings institutions for consumer loans.  The Bank also faces competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities.

Lending Activities

          Loan Portfolio Data.  Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated:

	At October 31,

	2004		2003

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loans:
Mortgage loans:
One- to four-family(1)	$43,357	66.45%	$36,151	70.78%
Multi-family	1,036	1.59	466	0.91
Commercial real estate	4,939	7.57	4,006	7.84
Construction(2)	5,537	8.49	1,416	2.77
Home equity loans and lines of credit	9,798	15.02	8,409	16.46
Loans on savings accounts	439	0.67	473	0.93
Other	140	0.21	151	0.31

Total loans	65,246	100.00%	51,072	100.00%

Less:
Net deferred loan fees and unamortized premiums	94		79
Allowance for loan losses	343		263

Total loans, net	$64,809		$50,730

(1)	Included in this category are mixed-use loans and investor loans.
(2)
Included in this category are participation interests in four loans with an aggregate balance of $2.0 million at October 31, 2004 and three loans with an aggregate balance of $1.3 million at October 31, 2003.

          Loan Maturity Schedule.  The following table sets forth the contractual maturity of the Bank’s loan portfolio at October 31, 2004.

	One- to four- family(1)	Multi- family	Commercial real estate	Construction	Home equity loans	Loans on savings accounts	Other	Total

	(In thousands)
Amounts Due:
Within 1 Year	$105	$66	$139	$4,535	$52	$28	$59	$4,984

After 1 year:
1 to 3 years	320	—	249	—	303	212	13	1,097
3 to 5 years	1,143	559	2,309	1,002	620	199	31	5,863
5 to 10 years	5,673	61	739	—	2,557	—	—	9,030
10 to 15 years	11,108	249	637	—	5,674	—	—	17,668
Over 15 years	25,008	101	866	—	592	—	37	26,604

Total due after one year	43,252	970	4,800	1,002	9,746	411	81	60,262

Total amount due	$43,357	$1,036	$4,939	$5,537	$9,798	$439	$140	$65,246

(1)	Included in this category are mixed-use loans and investor loans.

          The following table sets forth the dollar amount of all loans at October 31, 2004 that are due after October 31, 2005.

	Fixed Rates	Floating or Adjustable Rates	Total

	(In thousands)
One to four family	$33,924	$9,328	$43,252
Multi-family	928	42	970
Commercial real estate	3,889	911	4,800
Construction	—	1,002	1,002
Home equity loans	7,596	2,150	9,746
Loans on savings accounts	411	—	411
Other	81	—	81

Total	$46,829	$13,433	$60,262

          One- To Four-Family Mortgage Loans. The Bank’s primary lending activity consists of the origination of one- to four-family mortgage loans, the majority of which are secured by property located in Philadelphia County, Pennsylvania.  Included in this category are mortgage loans on mixed-use properties, which are properties that combine retail or service activity with up to four units of residential housing.

          The Bank generally originates mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios up to 95%.  For loans exceeding an 80% loan-to-value ratio, the Bank requires the borrower to obtain private mortgage insurance covering the Bank for any loss on the amount of the loan in excess of 80% in the event of foreclosure.  The majority of the Bank’s one- to four-family mortgage loans are originated with fixed rates, and generally have terms of 15 years or less, although some have maturities of up to 30 years.  The Bank also offers adjustable-rate loans which have interest rates that adjust annually to the yield on one-year, three-year or five-year U.S. Treasury securities plus a margin.  These adjustable-rate loans have maturities of up to 30 years.  The Bank’s one and three-year adjustable-rate mortgages generally have a cap of two percentage points on rate adjustments during any one year and five percentage points over the life of the loan.  The five-year adjustable rate loan does not have such limitations.

          The Bank generally makes its fixed rate mortgage loans to meet the secondary mortgage market standards of Fannie Mae.  The Bank also makes some non-conforming loans in order to meet the needs of its community and customers.

          Substantially all of the Bank’s residential mortgages include “due on sale” clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.  Property appraisals on real estate securing the Bank’s single-family residential loans are made by state certified or licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies.  The Bank generally requires title insurance policies on all first mortgage real estate loans originated. All property secured loans require fire and casualty insurance.  Loans made on property located in designated flood zones require minimum flood insurance coverage based on the amount of the loan.

          Reflecting the Bank’s Philadelphia market area, at October 31, 2004 and 2003, approximately $16.3 million and $8.6 million, respectively, of the Bank’s one- to four-family mortgage loan portfolio consisted of mortgage loans on nonowner-occupied properties (investor loans), representing 37.7% and 23.9% of one-

to four-family mortgage loans and 25.0% and 16.9% of total loans.  Such loans are generally originated in amounts of up to 75% of the lesser of the appraised value or purchase price of a mortgaged property.  These loans generally have fixed rates and terms of up to 20 years.

          Multi-Family and Commercial Real Estate Loans.  The Bank originates a limited number of commercial real estate mortgage loans, including loans on multi-family dwellings, retail/service space, and other income-producing properties.  The Bank generally requires no less than 25% down payment or equity for loans on multi-family properties and 30% for non-residential properties.  Typically these loans are made with fixed rates of interest, terms of up to twenty-five years and may have a balloon feature.  Essentially all of the Bank’s commercial real estate loans are within the Bank’s primary market areas.

          Multi-family and commercial real estate loans generally are considered to entail significantly greater risk than that which is involved with one- to four-family real estate lending.  The repayment of these loans typically is dependent on the successful operations and income stream of the commercial real estate and the borrower.  These risks can be significantly affected by economic conditions.  In addition, commercial real estate lending generally requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

          Construction Lending.  The Bank participates in loans to builders/developers for the construction of multi-unit or mixed-use properties.  The Bank’s construction lending also includes loans to individuals for construction of a primary residence.  The Bank originates construction loans in an amount up to 75% of the appraised value for a multi-family or commercial real estate construction loan, and up to 80% for a one- to four-family residential construction loan.  The Bank typically converts construction loans to individuals into permanent loans on completion of construction but does not require take-out financing prior to origination.  Essentially all of the Bank’s construction lending is in its primary market areas.

          Construction loans increased to $5.5 million at October 31, 2004 as compared to $1.4 million at October 31, 2003.  The Bank’s largest construction loan had a balance of approximately $1.35 million at October 31, 2004, representing acquisition of a property to build six single family dwellings in Wildwood Crest, New Jersey.

          Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.  The Bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction.  If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction.  Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.  If the Bank is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan and it may have to advance additional amounts for completion and/or hold the property for an indeterminate period of time.

          Home Equity Loans.  The Bank’s home equity loan portfolio includes fixed rate and variable rate second mortgage loans with terms of up to fifteen years.  Home equity loans are primarily originated in the Bank’s primary market areas and are made in amounts up to 80% of value.  The Bank also offers home equity loans on investment properties in addition to loans on primary residences.  Loans on investment properties are made in amounts up to 75% of value.

          Loans on Savings Accounts.  The Bank originates loans on passbook savings accounts for terms up to five years and loans on certificates of deposit with the Bank for terms equal to the certificate maturity.  The Bank will generally lend up to 90% of the account balance on a savings secured loan, not to exceed $100,000.  Amortization on such loans may be up to thirty years, with a balloon payment on the maturity date.

          Other Loans.  Other loans offered by the Bank consist of unsecured consumer loans up to a maximum of $5,000 per loan with terms generally up to five years.  Such loans have fixed rates of interest.

          Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans that are unsecured.  Further, consumer loan repayment is dependent on the borrower’s continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

          Loans to One Borrower.  Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus.  Accordingly, as of October 31, 2004, the Bank’s loans to one borrower limit was approximately $3.2 million.

          The Bank’s largest single borrower had an aggregate loan balance outstanding of approximately $2.0 million at October 31, 2004, representing three loans secured by residential investment properties.  The Bank’s second largest borrower had an aggregate loan balance outstanding of approximately $1.35 million at October 31, 2004, representing a construction loan to build six single family dwellings.  The Bank’s third largest borrower had an aggregate loan balance outstanding of approximately $1.2 million at October 31, 2004, representing one loan secured by commercial real estate.  The Bank’s fourth largest borrower had an aggregate loan balance outstanding of approximately $1.0 million at October 31, 2004, representing a participation to build condominiums.  The Bank’s fifth largest borrower had an aggregate loan balance outstanding of approximately $839,000 at October 31, 2004, representing a construction loan to build six townhouses and one loan secured by a residential investment property.  At October 31, 2004, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.

          Loan Originations, Purchases and Solicitation and Processing.  The Bank’s customary sources of loan applications include repeat customers, real-estate brokers who meet the Bank’s underwriting standards, referrals, “walk-in” customers, and customers responding to advertising in local publications.

          The Bank generally does not purchase whole loans.  The Bank does occasionally purchase participations in loans originated by others.  The Bank purchased participations totaling $5.8 million in 2004 and $1.8 million in 2003.  As of October 31, 2004, the Bank’s largest participation loan had a balance of approximately $1.2 million, representing a participation on a commercial property in New Jersey.

          Loan Commitments.  The Bank gives written commitments to prospective borrowers on all mortgage loans.  Generally, the commitment requires acceptance within sixty days of the date of the issuance.  The total amount of commitments to extend credit for mortgage and consumer loans as of October 31, 2004, was approximately $9.4 million, including commitments on lines of credit and including undisbursed portions of construction loans totaling $5.1 million.

          Loan Approvals.  The management committee has authority to approve real estate loans to any one borrower up to an aggregate of 5% of the Bank’s unimpaired capital.  Loans in excess of 5% of the Bank’s unimpaired capital, and up to 10% of the Bank’s unimpaired capital may be approved by the Board loan committee.  Loans in excess of 10% of the Bank’s unimpaired capital must be approved by the full Board of Directors.

Non-Performing Loans and Problem Assets

          Collection Procedures.  The borrower is notified by mail when a loan is 15 days delinquent.  If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and a second collection notice is sent.  When a loan is ninety days delinquent, it is referred to an attorney for collection.  All reasonable attempts are made to collect from the borrower prior to referral to an attorney for collection.  In certain instances, the Bank may at its determination modify the loan to enable the borrower to reorganize his financial affairs and the Bank attempts to work with the borrower to establish a repayment schedule to cure the delinquency.

          As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which the Bank may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until it is sold or otherwise disposed of by the Bank.  When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs.  The initial writedown of the property is charged to the allowance for loan losses.  Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.

          Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than ninety days delinquent.  Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

          Non-Performing Assets.  The following table provides information regarding the Bank’s non-performing loans and other non-performing assets as of the end of each of the last two fiscal years.

	At October 31,

	2004	2003

	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$45	$311
Multi-family	—	59
Commercial real estate	—	—
Home equity loans	1	—
Consumer loans	7	—

Total	$53	$370

Accruing loans which are contractually past due 90 days or more:
Loans on savings accounts	37	12
Other	—	—

Total	$37	$12

Total non-performing loans	$90	$382

Real estate owned	$72	$39

Other non-performing assets	$—	$—

Total non-performing assets	$162	$421

Total non-performing loans to net loans	0.14%	0.75%

Total non-performing loans to total assets	0.07%	0.44%

Total non-performing assets to total assets	0.13%	0.48%

          For the year ended October 31, 2004, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire period was approximately $3,000.  This amount was not included in the Bank’s interest income for the period.  The amount of interest income on loans accounted for on a non-accrual basis that was included in income during the year ended October 31, 2004 was approximately $5,000.

          Classified Assets.  Management, in compliance with Office of Thrift Supervision guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss.  When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount considered prudent by management.  When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged off.

          An asset is considered substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values.  Assets classified as loss are those considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated special mention by management.

          Management’s classification of assets is reviewed by the Board on a monthly basis and by the regulatory agencies as part of their examination process.  The following table discloses the Bank’s classification of assets and designation of certain loans as special mention as of October 31, 2004.  At October 31, 2004, all of the classified assets and special mention designated assets were loans.  At October 31, 2004, all of the $35,000 reported as substandard is included within the $90,000 of non-performing assets reported for that same date.  At October 31, 2004, the allowance for loan losses totaled $343,000 and $3,000 of that was recorded in connection with the loans reported as substandard for that same date.

At October 31, 2004

(In thousands)
Special Mention	$286
Substandard	35
Doubtful	—
Loss	—

Total	$321

          Allowance for Loan Losses.  The allowance for loan losses is a valuation account that reflects the Bank’s evaluation of the losses known and inherent in its loan portfolio that are both probable and reasonable to estimate associated both with lending activities and particular problem assets.  The Bank maintains the allowance through provisions for loan losses that are charged to income in the period they are established.  The Bank charges losses on loans against the allowance for loan losses when it believes the collection of loan principal is unlikely.  Unsecured loans are charged as loss when they become 90 days delinquent.  There is no fixed number of days after which mortgage loans are charged off.  Rather, the Bank generally institutes foreclosure proceedings on mortgage loans when they become 90 days delinquent and makes determination as to when a mortgage loan should be charged off based on the sufficiency of the collateral for that particular mortgage loan.  Recoveries on loans previously charged off are added back to the allowance.

          The Bank’s evaluation of the allowance for loan losses includes separate review of all loans on which the collectibility of principal may not be reasonably assured.  The Bank evaluates all classified loans individually and bases its determination of a loss factor on the likelihood of collectibility of principal including consideration of the value of the underlying collateral securing the loan.  Larger loans, which would generally include multi-family mortgages, other commercial real estate loans and construction loans, are also generally evaluated for impairment individually.  The Bank also segregates loans by loan category as part of its allowance evaluation, and evaluates homogenous loans as a group.

          Although there may be other factors that also warrant consideration in maintaining an allowance at a level sufficient to provide for probable and reasonably estimable losses, the Bank considers the following factors in connection with its determination of loss factors and as part of its overall evaluation of the allowance for loan losses:

•	its historical loan loss experience;
•	internal analysis of credit quality;
•	general levels of non-performing loans and delinquencies;
•	changes in loan concentrations by loan category;

•	current estimated collateral values;
•	evaluation of credit quality conducted in bank regulatory examinations; and
•	economic and market trends impacting the Bank’s lending area.

          This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change.  Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment.  In addition, the Office of Thrift Supervision as an integral part of its examination process, periodically reviews the Bank’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The Office of Thrift Supervision may require the Bank to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on its review of information available at the time of the examination, which would negatively affect the Bank’s earnings.

          It is the Bank’s policy to review its loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis.  Additionally, the Bank maintains a program of reviewing loan applications prior to making the loan and immediately after loans are made in an effort to maintain loan quality.

          The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	For the Year Ended October 31,

	2004	2003

	(Dollars in thousands)

Allowance balance (at beginning of period)	$263	$267

Provision for loan losses	97	33

Loans charged off:
Mortgage loans:
One- to four-family	36	45
Multi-family	—	—
Other	5	4

Total charge-offs	41	49
Recoveries:
Mortgage loans	15	—
Other	9	12

Total recoveries	24	12

Net (charge-offs) recoveries	(17)	(37)

Allowance balance (at end of period)	$343	$263

Total loans outstanding	$65,246	$51,072

Average loans outstanding	$54,807	$49,785

Allowance for loan losses as a percent of total loans outstanding	0.53%	0.51%

Net loans charged off as a percent of average loans outstanding	0.03%	0.07%

          Allocation of Allowance for Loan Losses.  The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated.  The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

	At October 31,

	2004		2003

	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

	(Dollars in thousands)
At end of period allocated to:
Mortgage loans:
One- to four-family	$263	66.45%	$193	70.78%
Multi-family	8	1.59	4	0.91
Commercial real estate	37	7.57	32	7.84
Construction	11	8.49	10	2.77
Home equity loans	20	15.02	17	16.46
Loans on savings accounts	—	0.67	—	0.93
Other	4	0.21	7	0.31

Total allowance	$343	100.00%	$263	100.00%

Investment Activities

          General.  Federally chartered savings banks have the authority to invest in various types of liquid assets, including United States government and government agency obligations, securities of various federal agencies and government-sponsored entities (including securities collateralized by mortgages), certificates of deposits of insured banks and savings institutions, municipal securities and corporate debt securities.

          SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security.  SFAS No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity.  Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

          The Company does not currently use or maintain a trading account.  Debt and equity securities not classified as “held to maturity” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

          All of the Company’s securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.  Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, the Company’s liquidity position, and anticipated cash needs and sources.  The effect that the proposed security would have on the Company’s credit and interest rate risk and risk-based capital is also considered.  The Company purchases securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

          The investment policy of the Company, which is established by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Company’s lending activities.  Generally, the Company’s investment policy is to invest funds in various categories of securities and maturities based upon the Company’s liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.  Investment authority is held by the President and Executive Vice President/Chief Financial Officer, individually, up to $2.0 million and jointly up to $5.0 million.  All investments greater than $5.0 million must be approved by the Board.  The Board of Directors reviews the Company’s securities portfolio on a monthly basis.

          The Company’s investment policy does not permit participation in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments.  Further, the Company’s investment policy does not permit investment in securities which are not rated investment grade ‘A’ or higher at time of purchase.

          The various obligations held in the Company’s securities portfolio have varying characteristics as to rate, maturity and call provisions.  Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with and without prepayment penalties.  Callable securities totaled approximately $15.9 million at October 31, 2004, and the Company’s investment yield could be reduced if these securities are called prior to maturity.

          Mortgage-backed Securities.  Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages, although the Company focuses its investments on mortgage-backed securities secured by one- to four-family mortgages.

          The mortgage originators use intermediaries (generally United States government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as the Company receiving the principal and interest payments on the mortgages.  Such United States government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

          Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgage loans that have interest rates within a specific range and similar maturities.  The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  Thus, the life of a mortgage-backed security approximates the life of the underlying mortgages.  Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates.  The Company’s mortgage-backed securities consist primarily of securities issued by the Government National Mortgage Association, Freddie Mac and Fannie Mae.  Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements which offer nominal credit risk to the security holder.

Securities Portfolio

          The following table sets forth the carrying value of the Company’s investment and mortgage-backed securities portfolio at the dates indicated.  At the dates indicated, the Company had no securities classified as held-to-maturity.

	At October 31,

	2004	2003

	(In thousands)
Securities Available for Sale (at fair value):
Mortgage-backed securities	$29,749	$10,933
U.S. government agency securities	13,345	13,482
Municipal securities	4,166	2,741
Corporate notes	993	—
Mutual funds	184	181

Total securities available for sale	$48,437	$27,337

          Carrying Values, Yields and Maturities.  The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company’s investment and mortgage-backed securities portfolio at October 31, 2004.

	At October 31, 2004

	One Year or Less		One to Five Years		Five to Ten Years

	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield

	(Dollars in thousands)
Mortgage-backed securities	$—	—%	$39	5.54%	$862	4.50%
U.S. government agency securities	—	—	6,931	3.68	6,414	4.27
Municipal securities	—	—	455	3.74	3,432	3.68
Corporate notes	—	—	—	—	993	4.00
Mutual funds	184	2.56	—	—	—	—

Total	$184	2.56%	$7,425	3.69%	$11,701	4.09%

	At October 31, 2004

	More than Ten Years		Total Investment Securities

	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value

Mortgage-backed securities	$28,848	4.35%	$29,749	4.36%	$29,749
U.S. government agency securities	—	—	13,345	3.96	13,345
Municipal securities	279	6.50	4,166	3.88	4,166
Corporate notes	—	—	993	4.00	993
Mutual funds	—	—	184	2.56	184

Total	$29,127	4.37%	$48,437	4.19%	$48,437

Sources of Funds

          General.  Deposits are the major source of the Company’s funds for lending and other investment purposes.  In addition, the Company derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities.  While scheduled loan and mortgage-backed securities payments are a relatively stable source of funds, deposit inflows and loan and mortgage-backed securities prepayments are significantly influenced by general interest rates and money market conditions.  Borrowings (principally from the FHLB) are also periodically used to supplement the amount of funds for lending and investment.

          Deposits.  Deposits are obtained primarily from residents of Philadelphia County, Pennsylvania, and to a lesser degree, Gloucester County, New Jersey.  Historically, the Bank has used traditional methods of advertising, including print media, direct mail and inserts included with customer statements; however, it relies primarily on its reputation in the community and referrals  to attract new customers and deposits.  The Bank has from time to time utilized the services of deposit brokers but does not currently do so.  At October 31, 2004, brokered deposits totaled $1.0 million.  The Bank occasionally offers premiums or incentives for opening accounts.

          The Bank’s determination of interest rates is based upon a number of factors, including:  (1) the Bank’s need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors’ rates for similar products; (3) the Bank’s current cost of funds and its yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of borrowings from the FHLB.  Interest rates are reviewed and set by management weekly.

          The Bank has a high percentage of certificates of deposit in its deposit portfolio (70.3% at October, 31, 2004).  The Bank’s liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed.  Historically, a significant portion of the certificates of deposit has remained with the Bank after they mature and the Bank believes that this will continue.  However, the need to retain these time deposits could result in an increase in the Bank’s cost of funds.

          Deposit accounts are summarized at October 31, 2004 and 2003, respectively, as follows.

	2004		2003

	Amount	%	Amount	%

	(Dollars in thousands)
Non interest-bearing demand	$3,969	5.3%	$2,890	4.0%
NOW accounts	2,997	4.0	3,232	4.5
Money market deposit	4,803	6.4	4,613	6.5
Savings	10,593	14.0	9,683	13.4

	22,362	29.7	20,418	28.4

Time certificates of deposit:
0.90 - 2.00%	12,589	16.7	13,400	18.5
2.01 - 4.00%	23,973	31.8	18,534	25.6
4.01 - 6.00%	15,779	20.9	18,953	26.2
6.01 - 8.00%	682	0.9	968	1.3

	53,023	70.3	51,855	71.6

Total	$75,385	100.0%	$72,273	100.0%

          The scheduled maturities of time certificates of deposit as of October 31, 2004 are as follows.

(In thousands)

Within one year	$25,590
Beyond one year but within two years	7,742
Beyond two years but within three years	6,526
Beyond three years but within four years	8,685
Beyond four years but within five years	4,480

Total	$53,023

          Included in the above table are five year certificates of deposit that have provisions which allow depositors to withdraw funds without incurring an early withdrawal penalty.  At October 31, 2004, such  certificates of deposit totaled $18.4 million.  The Bank no longer offers certificates of deposit with this no-penalty provision.  At October 31, 2004, the weighted average rate was 3.72% and the scheduled maturities on these certificates of deposit were as follows: $4.1 million within one year; $4.4 million beyond one year but within two years; $4.2 million beyond two years but within three years; $5.0 million beyond three years but within four years; and $724,000 beyond four years but within five years.  As such, the actual maturity of these certificates of deposit may be materially less than indicated.

          The following table shows the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of October 31, 2004.

Maturity Period	Certificates of Deposits (In thousands)

Within three months	$966
Three through six months	1,862
Six through twelve months	6,144
Over twelve months	5,539

Total(1)	$14,511

(1)	As of October 31, 2004, includes $3.7 million of five-year certificates of deposit that allow depositors to withdraw funds without penalty.

          Borrowings.  Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes.  The Bank also, as the need arises or in order to take advantage of investment opportunities, borrows funds in the form of advances from the FHLB.  Borrowings from the FHLB are typically secured by the Bank’s stock in the FHLB and a portion of the Bank’s residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. government.

          Maturities of FHLB borrowings at October 31, 2004 and 2003, respectively, are summarized as follows:

	2004		2003

Year Ending October 31,	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate

	(Dollars in thousands)
2004	$—	—%	$4,061	1.38%
2005	7,065	1.98	65	6.47
2006	3,011	2.64	11	6.47
2007	3,000	3.30	—	—
2008	2,500	5.29	1,500	6.24
2009	—	—	—	—
2010	1,000	5.91	1,000	5.91

	$16,576	3.08%	$6,637	3.22%

          See Notes 8 and 9 of the notes to the consolidated financial statements for more information regarding  borrowings.

Subsidiary Activity

          The Company’s only subsidiary is the Bank.  The Bank is permitted to invest its assets in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations.  The Bank has one inactive service corporation.

Personnel

          As of October 31, 2004, the Bank had 21 full-time employees and two part-time employees. The employees are not represented by a collective bargaining unit.  The Bank believes its relationship with its employees to be satisfactory.

Regulation

          Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company  The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.  The Bank and the Company operate in a highly regulated industry.  This regulation and supervision establishes a comprehensive framework of activities in which a federal savings institution may engage and is intended primarily for the protection of the deposit insurance fund and depositors.

          Any change in applicable statutory and regulatory requirements, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the United State Congress, could have a material adverse impact on the Company and the Bank, and their operations.  The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank’s franchise, resulting in negative effects on the trading price of the Company’s common stock.

Regulation of the Company

          General.  The Company is a savings and loan holding company within the meaning of Section 10(o) of the Home Owners’ Loan Act.  It is registered as a savings and loan holding company and files reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision.  In addition, the Office of Thrift Supervision has enforcement authority over the Company and any non-savings institution subsidiaries.  This permits the Office of Thrift Supervision to restrict or prohibit activities that it determines to be a serious risk to the Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company

          Activities Restrictions.  As a savings and loan holding company, the Company is subject to statutory and regulatory restrictions on its business activities.  The nonbanking activities of the Company are restricted to certain activities specified by Office of Thrift Supervision regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.  Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the Office of Thrift Supervision either a prior notice of (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.

          Mergers and Acquisitions.  The Company must obtain approval from the Office of Thrift Supervision before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for the Company to acquire control of a savings institution, the Office of Thrift Supervision would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community (including the Bank’s record of performance under the Community Reinvestment Act) and competitive factors.

          Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “Act”) was enacted to address corporate and accounting fraud.  The Securities and Exchange Commission (the “SEC”) has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act.  The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure.  Compliance with the Act and corresponding regulations may increase the Company’s expenses.

Regulation of the Bank

          General.  As a federally chartered, Federal Deposit Insurance Corporation-insured savings bank, the Bank is subject to extensive regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses.  The activities of federal savings banks are subject to extensive regulation, including restrictions or requirements with respect to loans to one borrower, percentages of certain types of loans and investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment.  Federal savings banks are also subject to reserve requirements imposed by the Federal Reserve System.  The Bank’s relationship with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents.

          The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  Any change in applicable statutory and regulatory requirements, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the United States Congress, could have a material adverse impact on the Company and the Bank, and their operations.

          Supervisory Agreements.  The Office of Thrift Supervision regularly examines the Bank and prepares reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations.  Based on an examination of the Bank commenced in August 2001, the Office of Thrift Supervision concluded that the Bank had engaged in acts and practices that (i) had resulted in violations of laws and regulations to which the Bank is subject and/or (ii) were considered by the Office of Thrift Supervision to be unsafe and unsound.  The Office of Thrift Supervision had concerns regarding oversight of the Bank by the Board and management, citing the failure to establish and update appropriate policies for the Bank’s operations and failure to establish an internal audit program.  Additionally, the Office of Thrift Supervision had concerns regarding asset quality, in particular the Bank’s underwriting and credit administration and monitoring of the one- to four-family non-owner occupied mortgage loan portfolio (investor loans).

          As a result of this determination by the Office of Thrift Supervision, the Bank entered into a supervisory agreement with the Office of Thrift Supervision in February 2002.  The Bank operated under such agreement until it was terminated on December 10, 2003 following the determination by the Office of Thrift Supervision that the Bank was in compliance, in all material respects, with the directives the Office of Thrift Supervision had made to the Bank in supervisory agreement.  The Bank’s loan originations and asset growth were restricted while it was operating under such agreement.  In addition, the Bank was subject to a Safety and Soundness Compliance Plan from May 2001 to October 31, 2003.

          Insurance of Deposit Accounts.  The Federal Deposit Insurance Corporation administers two separate deposit insurance funds.  Generally, the Bank Insurance Fund (the “BIF”) insures the deposits of commercial banks and the SAIF (“SAIF”) insures the deposits of savings institutions.  The Federal Deposit Insurance Corporation is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the Federal Deposit Insurance Corporation.  In addition, the Federal Deposit Insurance Corporation is authorized to levy emergency special assessments on BIF and SAIF members.

          In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

          Regulatory Capital Requirements.  Office of Thrift Supervision capital regulations require savings institutions to meet three capital standards:  (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.  The Bank was in compliance with these regulatory capital standards as of October 31, 2004.

          In addition, the Office of Thrift Supervision may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take certain action to increase its capital ratios.  If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the Office of Thrift Supervision may restrict its activities.

          Tier 1 is defined as common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits of mutual savings banks.  The Bank does not have any active subsidiaries, non-withdrawable accounts or pledged deposits.  Tier 1 capital is reduced by an institution’s intangible assets, with limited exceptions for certain servicing rights, interest-only strips and purchased credit card relationships.  Tier 1 capital is further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiaries that are depository institutions or their holding companies.

          Total capital equals the sum of Tier 1 and supplementary capital.  The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the allowance for loan losses not designated for specific loan losses (up to 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities.  Overall, supplementary capital is limited to 100% of Tier 1 capital.  For purposes of determining total capital, a savings institution’s assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments (other than those deducted from Tier 1 and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans.  A savings institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight.  These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

          Dividend and Other Capital Distribution Limitations. The Office of Thrift Supervision imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

          A savings institution that is a subsidiary of a savings and loan holding company, as the Bank, must file an application or a notice with the Office of Thrift Supervision at least thirty days before making a capital distribution.  A savings institution must file an application for prior approval of a capital distribution if:  (i) it is not eligible for expedited treatment under the applications processing rules of the Office of Thrift Supervision; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the Office of Thrift Supervision or applicable regulations.

          The Office of Thrift Supervision may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.  In addition, a federal savings institution cannot distribute regulatory capital that is required for its liquidation account.

          In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make a capital distribution if, after making such distribution, the institution would be undercapitalized.

          The Bank is required to file a capital distribution notice or application with the Office of Thrift Supervision before paying any dividend to the Company.  Capital distributions by the Company, as a savings and loan holding company, are not subject to the Office of Thrift Supervision capital distribution rules, except that the Company is restricted by Office of Thrift Supervision regulations from paying a cash dividend to its stockholders during the three years following the conversion, if such dividend would constitute a return of capital.

          Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender (“QTL”) test or they become subject to the business activity restrictions and branching rules applicable to national banks.  To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift Investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans).  For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets.  A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months.  The Bank met the QTL test as of October 31, 2004 and in each of the last twelve months and, therefore, qualifies as a QTL.

          Transactions with Affiliates.  Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the savings institution’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution.  In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary.  The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

          Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the Office of Thrift Supervision to assess each savings institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch by the Bank.  An unsatisfactory CRA examination rating may be used as the basis for the denial of an application by the Office of Thrift Supervision.  The Bank received a “satisfactory” overall rating in its most recent CRA assessment by the Office of Thrift Supervision.

          Federal Home Loan Bank System.  The Bank is a member of the FHLB of Pittsburgh, which is one of twelve regional FHLBs.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

          As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB borrowings.  The Bank is in compliance with this requirement.  The FHLB imposes various limitations on borrowings such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total borrowings to a member.

          The USA Patriot Act.  The Bank is subject to Office of Thrift Supervision regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act.  The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.  As of October 31, 2004, management of the Bank believes all required actions to be taken by the Bank under the USA Patriot Act have been completed.

          Among other requirements, Title III of the USA Patriot Act and the related regulations of the Office of Thrift Supervision impose the following requirements with respect to financial institutions:

•
Establishment of anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•
Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

•	Establishment of appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•
Prohibitions on establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and compliance with certain record keeping obligations with respect to correspondent accounts of foreign banks.

          Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Item 2. Description of Property

(a)     Properties.

          The following table sets forth the location of the Bank’s main office and branch office, the year the offices were opened and the net book value of each office and its related equipment.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at October 31, 2004

Main Office 1901-03 E. Passyunk Avenue Philadelphia, PA19148	1991	Owned	$977,598
Washington Township Branch 438 Ganttown Road Suite 1-A Sewell, NJ08080	1996	Owned	$86,323

(b)      Investment Policies.

          See “Item 1.  Description of Business” above for a general description of the Company’s investment policies.   The Company’s investment policy is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Bank’s lending activities.

          (1)     Investments in Real Estate or Interests in Real Estate.  See “Item 1.  Description of Business - Lending Activities,” and “Item 2.  Description of Property.”

          (2)     Investments in Real Estate Mortgages.  See “Item 1.  Description of Business - Lending Activities.”

          (3)     Securities of or Interests in Persons Primarily Engaged in Real Estate Activities.  See “Item 1.  Description of Business - Lending Activities.”

(c)      Description of Real Estate and Operating Data.

           Not applicable.

Item 3. Legal Proceedings

          The Company or the Bank is periodically involved in various claims and lawsuits, such as claims to enforce liens and other issues incident to business of the Company and the Bank.  While the ultimate outcome of these proceedings cannot be predicated with certainty, management, after consultation with counsel representing the Company or the Bank in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.  In addition, management was not aware of any pending or threatened material litigation as of October 31, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

          The information contained under the section captioned “Stock Price Information” in the Company’s  Annual Report to Stockholders for the fiscal year ended October 31, 2004 filed as Exhibit 13 to this Form 10-KSB (the “Annual Report”) is incorporated herein by reference.

          The Company did not make any stock repurchases during the fourth quarter or any other quarter of the fiscal year ended October 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 1-31, 2004	—	—	—	—
September 1-30, 2004	—	—	—	—
October 1-31, 2004	—	—	—	—
Total	—	—	—	—

Item 6.  Management’s Discussion and Analysis or Plan of Operation

          The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

          The Registrant’s financial statements listed under Item 13 and included in the Annual Report are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

          None.

Item 8A.  Controls and Procedures

          (a)     Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          (b)     Changes in internal control over financial reporting.  During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information

          Not Applicable

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of the common stock, to file reports of ownership and changes in ownership of the common stock with the Securities and Exchange Commission and to provide copies of those reports to the Company.  The Company is not aware of any beneficial owner, as defined under Section 16(a), of more than ten percent of its common stock.  To the best of the Company’s knowledge, all Section 16(a) filing requirements applicable to its officers and directors were complied with during the 2004 fiscal year.

Directors and Executive Officers

          The Company’s articles of incorporation require that the Board of Directors be divided into four classes, as nearly equal in number as possible, each class to serve for a four-year period, with approximately one-fourth of the directors elected each year.  The Board of Directors currently consists of nine members.  The following table sets forth the names, ages, terms of, and length of service for the directors and the executive officers of the Company.

Name	Age at October 31, 2004	Year First Elected or Appointed(1)	Current Term to Expire

Directors of the Company
Samuel Barsky	50	1989	2005
Andrew A. Hines	77	1985	2005
William F. Saldutti, III	45	2001	2005
J. William Parker, Jr.	45	2002	2006
Susanne Spinell Shuster	54	2001	2006
Megan L. Mahoney	44	2003	2007
Nicholas M. Renzi	68	1980	2007
Gilbert Barsky	81	1962	2008
Marcy C. Panzer	54	1983	2008
Executive Officers of the Company
Frank S. DePaolo	55	2000	N/A
Joseph Sidebotham, Sr.	49	2001	N/A

(1)
Refers to the year the individual first became a director or officer of the Bank.  Upon formation of the Company in connection with the mutual-to-stock conversion of the Bank, each director of the Bank at that time became a director of the Company, other than Mr. DePaolo, who is a director of the Bank but not the Company.

          The business experience of each director and executive officer of the Company is set forth below.  Except as otherwise indicated, each has held his or her present position for at least the past five years.

          Marcy C. Panzer has been a director since 1983 and became Chairman of the Board in May 2002.  Ms. Panzer is an attorney admitted to practice in the Commonwealth of Pennsylvania.  She was previously employed as Senior Vice President and Counsel by American Business Financial Services until 2000.  She is the daughter of Director Emeritus Mitchell Panzer.

          Gilbert Barsky has been a director since 1962.  Mr. Barsky is retired and was previously employed by St. Edmond’s Savings Bank.  He served as Vice President and Treasurer at the time of his retirement.  Mr. Barsky serves as the Inspector of Elections for Montgomery County, Pennsylvania.  Gilbert Barsky is the father of Director Samuel Barsky.

          Samuel Barsky has been a director since 1989 and Secretary of the Bank since May 2002.  Mr. Barsky is a public accountant with the firm of Gitomer & Berenhulz P.C.  He is the son of Director Gilbert Barsky.

          Andrew A. Hines has been a director since 1985.  Mr. Hines is retired from ARCO.

          Megan L. Mahoney has been a director since 2003.  Ms. Mahoney is a regional sales manager with Platinum Direct Funding and was previously employed by American Business Financial Services, Inc. as a senior vice president.

          J. William Parker, Jr. has been a director since 2002.  Mr. Parker is the sole owner of Signator Financial Network, which provides retirement, investment and insurance planning services.

          Dr. Nicholas M. Renzi has been a director since 1980.  Dr. Renzi is a retired physician.

          William F. Saldutti, III has been a director since 2001.  Mr. Saldutti is an attorney and a partner at the law firm of Dembo & Saldutti.

          Susanne Spinell Shuster has been a director since 2001.  Ms. Shuster is a certified public accountant and audit partner with Asher & Co., Ltd.

          Frank S. DePaolo became the president and chief executive officer of the Bank in October 2000 and of the Company upon its formation in 2004.  Mr. DePaolo has over 30 years banking experience.  He was appointed to the Bank’s Board of Directors in March 2004.  Prior to joining the Bank, Mr. DePaolo was employed by Merchants National Bank of Bangor, starting as executive vice president in 1986 and becoming chief executive officer of such institution in 1987.  Mr. DePaolo is a member of the Greater Philadelphia Chamber of Commerce and the Home Builders Association of Bucks and Montgomery Counties and a board member of the Pennsylvania Association of Community Bankers.  Mr. DePaolo has previously served as Elected Auditor of Plainfield Township and a member of the Governing Council of the Pennsylvania Banker’s Association.

          Joseph Sidebotham, Sr. became the executive vice president, chief financial officer and controller of the Bank in February 2001 and of the Company upon its formation in 2004.  Prior to that, Mr. Sidebotham was employed by South Jersey Savings and Loan Association for over twenty years and held the offices of Controller, Senior Vice President, Corporate Secretary and Chief Accounting Officer.

Audit Committee

          The Audit Committee consists of Directors Susanne Shuster, Samuel Barsky, Marcy C. Panzer and J. William Parker, Jr.  This committee meets quarterly with the internal auditor and independent auditors and periodically as needed with the Company’s compliance auditors.  All members of the Audit Committee are independent under the rules of the Nasdaq stock market.  The Board of Directors has determined that Ms. Shuster is an Audit Committee Financial Expert within the meaning of the regulations of the Securities and Exchange Commission.  The Board of Directors has adopted a written charter for the Audit Committee.

Code of Ethics

          The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer.  A copy of the Code will be furnished without charge upon written request to the Secretary, SE Financial Corp., 1901-03 East Passyunk Avenue, Philadelphia, Pennsylvania 19148.

Item 10.  Executive Compensation

Compensation of Directors

          Board Fees.  For the year ended October 31, 2004, each director was paid an annual retainer of $5,000 paid in twelve monthly installments.  The Chairman of the Board and the Secretary received an additional retainer of $33,454 and $15,399, respectively.  Directors received $50 per committee meeting attended and committee chairpersons received an additional $500 per year.  The total fees paid to the directors for the year ended October 31, 2004 were approximately $68,000.  Committee members who are also full-time Bank employees do not receive compensation as committee members.

          Incentive Retirement Plan.  The Bank implemented an incentive compensation plan, effective January 1, 2004, to reward key management and the Board of Directors for achieving strategic goals of the Bank.  Under such plan, the future value of units awarded to plan participants will be based upon the accumulation of future retained earnings of the Bank, on an unconsolidated basis, above the level of the Bank’s retained earnings at January 1, 2004. As of the date of such award on January 1, 2004, such units had no value.  The aggregate future value of such units will equal up to 10% of the accumulated future retained earnings of the Bank.  Expenses accrued for the increases in the future value of units awarded will reduce the Bank’s future earnings.  There are no specific performance targets set under the plan at this time.

          The units were awarded to the executive officers and directors of the Bank as of January 1, 2004 in proportion to the 2003 compensation paid to such persons.  Sixty percent of such units have been awarded to the directors of the Bank and 40% of such units have been awarded to the executive officers, including approximately 24% of such aggregate units to Frank S. DePaolo, President of the Bank.  Such units are earned and non-forfeitable after participants have completed not less than three years of service (including prior service) with the Bank.  Distributions of benefits under the plan will be made following retirement, termination of service, death or a change in control of the Bank.  The benefit paid to a plan participant will be the accumulated value of his or her units calculated based upon the growth in the Bank’s reported retained earnings between January 1, 2004 and the time of distribution of the benefit to a plan participant.  Payments are forfeited if the participant violates a non-compete agreement with the Bank, if any.  The future value of such units awarded and the annual expense of the plan is based upon the future earnings of the Bank and increases in the Bank’s future retained earnings on an unconsolidated basis.

Executive Compensation

          Summary Compensation Table.  The following table sets forth the cash and non-cash compensation awarded to or earned by the Company’s president for the last three completed fiscal years.  No other officer received an aggregate salary and bonus in excess of $100,000 during the reporting period.

		Annual Compensation

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation

Frank S. DePaolo, President	2004	$123,837	$9,370	$6,317	(1)
	2003	116,568	8,490	5,828
	2002	113,047	4,950	5,668

(1)	Consists of Bank’s contribution under 401(k) Plan.

          Executive Life Insurance Program.  The Bank has implemented a life insurance program for President DePaolo and Executive Vice President Sidebotham.  Such plan provides for a death benefit of 250% of salary up to a maximum benefit of $400,000.  Such benefit remains in effect following termination of employment with not less than three years of service.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          (a)     Security Ownership of Certain Beneficial Owners

          Persons and groups owning in excess of 5% of the outstanding shares of common stock are required to file reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the “1934 Act”).  The following table sets forth, as of January 21, 2005, persons or groups who own more than 5% of the common stock and the ownership of all executive officers and Directors of the Company as a group.  Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of common stock as of January 21, 2005.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding

St. Edmond’s Federal Savings Bank Employee Stock Ownership Plan (the “ESOP”) 1901-03 East Passyunk Avenue Philadelphia, Pennsylvania 19148	206,310	(1)	8.0%
All directors and executive officers of the Company as a group (11 persons)	78,882		3.1%

(1)
These shares are held in a suspense account and are allocated among participants annually on the basis of compensation as the ESOP debt is repaid.  As of January 21, 2005, 5,560 shares have been allocated to ESOP participants and 200,750 shares remain unallocated.

          (b)     Security Ownership of Management

          The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors and the executive officers of the Company as of January 21, 2005.

Name	Shares of Common Stock Beneficially Owned(1)	Percent of Class

Directors of the Company
Samuel Barsky	6,200	*
Andrew A. Hines	3,000	*
William F. Saldutti, III	1,520	*
J. William Parker, Jr.	7,500	*
Susanne Spinell Shuster	500	*
Megan L. Mahoney	1,000	*
Nicholas M. Renzi	2,000	*
Gilbert Barsky	2,500	*
Marcy C. Panzer	31,361	1.2%

Executive Officers of the Company
Frank S. DePaolo	11,037	*
Joseph Sidebotham, Sr.	12,264	*

*	Less than 1%
(1)
Beneficial ownership as of January 21, 2005.  Includes shares of Common Stock held directly as well as by spouses or minor children, in trust, and other indirect beneficial ownership.  For Director Panzer and Officers DePaolo and Sidebotham, includes shares allocated to such individual under the ESOP.  For certain directors serving as ESOP trustees, excludes the 206,310 shares held by the ESOP.

          (c)     Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

          (d)     Securities Authorized for Issuance Under Equity Compensation Plans

          As of October 31, 2004, the Registrant had no compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )

Equity compensation plans approved by shareholders	N/A	N/A	N/A
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
TOTAL	N/A	N/A	N/A

Item 12.  Certain Relationships and Related Transactions

          No directors, officers or their immediate family members were engaged in transactions with the Company or any subsidiary involving more than $60,000 (other than through loans with the Bank) during the years ended October 31, 2004 and 2003.

          The Bank has a policy of offering residential mortgage loans for the financing of personal residences and consumer loans to its officers, directors and employees.  Loans are made in the ordinary course of business and are also made on substantially the same terms and conditions, other than a 1% discount for employees on the interest rate paid while the person remains an employee, as those of comparable transactions prevailing at the time with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features.

Item 13.  Exhibits, List, and Reports on Form 8-K

          (a)     The following documents are filed as a part of this report.

          1.       The following financial statements and the independent auditor’s report included in the Annual Report are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of October 31, 2004 and 2003
Consolidated Statement of Income for the Years Ended October 31, 2004 and 2003
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended October 31, 2004 and 2003
Consolidated Statement of Cash Flows for the Years Ended October 31, 2004 and 2003
Notes to Consolidated Financial Statements

          2.      Schedules omitted as they are not applicable.

          3.      The following exhibits are included in this Report or incorporated herein by reference:

          (a)     List of Exhibits:

3(i)	Articles of Incorporation of SE Financial Corp. *
3(ii)	Bylaws of SE Financial Corp. *
4	Specimen Common Stock Certificate of SE Financial Corp.*
10.1	Executive Life Insurance Plan *
10.2	Form of Director Incentive Retirement Plan *
10.3	Form of Executive Officer Incentive Retirement Plan *
13	Annual Report to Stockholders for the fiscal year ended October 31, 2004
21	Subsidiaries of the Registrant
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-112153).

Item 14.  Principal Accountant Fees and Services

          Effective July 30, 2002, the Securities and Exchange Act of 1934 was amended by the Sarbanes-Oxley Act of 2002 to require all auditing services and non-audit services provided by an issuer’s independent auditor to be approved by the issuer’s audit committee prior to such services being rendered or to be approved pursuant to pre-approval policies and procedures established by the issuer’s audit committee.  The Company’s Audit Committee has not established pre-approval procedures and instead specifically approves each service prior to the engagement of the auditor for all audit and non-audit services.  All of the services listed below for 2004 were approved by the Audit Committee prior to the service being rendered. There were no services that were not recognized to be non-audit services at the time of engagement that were approved after the fact.

          Audit Fees.  The aggregate fees billed by Snodgrass for professional services rendered for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports, assistance with and review of initial public offering filings, and for services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal year ended October 31, 2004 was $96,641.

          Audit Related Fees.   The aggregate fees billed by for Snodgrass assurance and related services related to the audit of the annual financial statements and to the review of the quarterly financial statements for the year ended October 31, 2004 was $1,667.

          Tax Fees.  The aggregate fees billed by Snodgrass for professional services rendered for tax compliance, tax advice and tax planning for the year ended October 31, 2004 was $14,153.  Such tax-related services consisted of tax return preparation and consultation.

          All Other Fees.  The aggregate fees billed by Snodgrass for professional services rendered for services or products other than those listed under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” totaled $0 for the year ended October 31, 2004.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of January 25, 2005.

SE FINANCIAL CORP.

By:	/s/ FRANK S. DEPAOLO

Frank S. DePaolo President and Chief Executive Officer (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 25, 2005.

/s/ FRANK S. DEPAOLO	/s/ JOSEPH SIDEBOTHAM, SR.

Frank S. DePaolo President and Chief Executive Officer	Joseph Sidebotham, Sr. Executive Vice President, Chief Financial Officer and Controller

/s/ MARCY C. PANZER	/s/ SAMUEL BARSKY

Marcy C. Panzer Chairman of the Board	Samuel Barsky Director and Secretary

/s/ GILBERT BARSKY	/s/ ANDREW A. HINES

Gilbert Barsky Director	Andrew A. Hines Director

/s/ MEGAN L. MAHONEY	/s/ J. WILLIAM PARKER, JR.

Megan L. Mahoney Director	J. William Parker, Jr. Director

/s/ NICHOLAS M. RENZI	/s/ WILLIAM F. SALDUTTI, III

Nicholas M. Renzi Director	William F. Saldutti, III Director

/s/ SUSANNE SPINELL SHUSTER

Susanne Spinell Shuster Director