Form 10QSB
period 2005-01-31
SE FINANCIAL CORP
filed 2005-03-11
CIK 1277138

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to ________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:   March 09, 2005

Class	Outstanding

$.10 par value common stock	2,578,875 shares

Transitional Small Business Disclosure Format (check one):    Yes     No

Back to Cover

SE FINANCIAL CORP.

FORM 1O-QSB

FOR THE QUARTER ENDED JANUARY 31, 2005

I

Back to Index

SE FINANCIAL CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	January 31, 2005	October 31, 2004

ASSETS
Cash and due from banks	$1,055,866	$817,854
Interest-bearing deposits with other institutions	1,772,732	5,362,940

Cash and cash equivalents	2,828,598	6,180,794
Certificates of deposit in other financial institutions	189,798	188,490
Investment securities available for sale	47,032,428	48,437,319
Loans receivable (net of allowance for loan losses of $ 367,425 and $ 342,875)	69,270,502	64,809,843
Accrued interest receivable	598,469	630,507
Federal Home Loan Bank Stock	1,043,200	1,179,000
Premises and equipment, net	1,070,830	1,063,921
Bank owned life insurance	1,886,768	1,866,689
Other assets	517,961	422,599

TOTAL ASSETS	$124,438,554	$124,779,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$76,409,587	$75,385,246
Short-term borrowings	5,500,000	7,000,000
Federal Home Loan Bank borrowings	9,560,396	9,576,257
Advances by borrowers for taxes and insurance	642,542	474,548
Accrued interest payable	43,352	113,839
Other liabilities	468,469	626,749

TOTAL LIABILITIES	92,624,346	93,176,639
Stockholders’ Equity
Preferred stock - no par value; 2,000,000 shares authorized; none issued	—	—
Common stock - $0.10 par value; 8,000,000 shares authorized; 2,578,875 issued and outstanding	257,888	257,888
Paid-in-capital in excess of par	24,845,520	24,841,836
Retained earnings - substantially restricted	8,673,726	8,450,438
Unallocated shares held by Employee Stock Ownership Plan (“ESOP”)	(1,952,580)	(2,007,498)
Accumulated other comprehensive income (loss)	(10,346)	59,859

TOTAL STOCKHOLDERS’ EQUITY	31,814,208	31,602,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,438,554	$124,779,162

See accompanying notes to the unaudited consolidated financial statements.

Back to Index

SE FINANCIAL CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended January 31,

	2005	2004

INTEREST AND DIVIDEND INCOME
Loans receivable	$1,135,817	$894,489
Investment securities
Taxable	437,645	243,270
Exempt from federal income tax	36,088	27,982
Interest-bearing deposits with other institutions	18,137	12,192
Other dividend income	7,719	2,400

Total interest and dividend income	1,635,406	1,180,333
INTEREST EXPENSE
Deposits	487,596	475,019
Short-term borrowings	31,548	13,103
Federal Home Loan Bank borrowings	96,096	40,734

Total interest expense	615,240	528,856

NET INTEREST INCOME	1,020,166	651,477
Provision for loan losses	17,000	9,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,003,166	642,477
NONINTEREST INCOME
Service fees on deposit accounts	66,447	67,715
Earnings on bank-owned life insurance	20,079	6,452
Other	10,220	8,031

Total noninterest income	96,746	82,198
NONINTEREST EXPENSE
Compensation and employee benefits	392,022	296,507
Occupancy and equipment	49,589	54,908
Federal deposit insurance premiums	10,762	10,010
Data processing expense	72,957	65,865
Professional fees	53,432	30,444
Other	113,232	105,637

Total noninterest expense	691,994	563,371

INCOME BEFORE TAXES	407,918	161,304
INCOME TAXES	137,033	61,718

NET INCOME	$270,885	$99,586

PER SHARE DATA:
Earnings per share - basic and diluted	$0.11	Na
Weighted average number of shares outstanding - basic and diluted	2,382,402	Na

See accompanying notes to the unaudited consolidated financial statements.

Back to Index

SE FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock at Par	Additional paid-in Capital	Retained Earnings- Substantially Restricted	Unallocated shares held by ESOP	Accumulated Other Comprehen- sive Income (Loss)	Total Stockholders’ Equity	Comprehen- sive Income

	(Unaudited)
Balance, October 31, 2004	$257,888	$24,841,836	$8,450,438	$(2,007,498)	$59,859	$31,602,523
Cash dividends paid	—	—	(47,597)	—	—	(47,597)
ESOP shares committed to be released	—	3,684	—	54,918	—	58,602
Net income	—	—	270,885	—	—	270,885	$270,885
Other comprehensive income:
Unrealized loss on avail-able for sale securities net of tax benefit of $(36,166)	—	—	—	—	(70,205)	(70,205)	(70,205)

Comprehensive income	—	—	—	—	—	—	$200,680

Balance, January 31, 2005	$257,888	$24,845,520	$8,673,726	$(1,952,580)	$(10,346)	$31,814,208

See accompanying notes to the unaudited consolidated financial statements.

Back to Index

SE FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended January 31,

	2005	2004

OPERATING ACTIVITIES
Net income	$270,885	$99,586
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,000	9,000
Depreciation, amortization, and accretion	18,242	63,673
Earnings on bank-owned life insurance	(20,079)	(6,452)
Decrease in principal and interest on loans sold payable	(154,190)	(18,148)
Increase (decrease) in accrued interest receivable	32,038	(13,358)
Decrease in accrued interest payable	(70,487)	(5,795)
Other, net	(84,685)	(47,906)

Net cash provided by operating activities	8,724	80,600

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	1,282,048	3,819,732
Purchases	(1,262)	(5,247,800)
Increase in loans receivable, net	(4,459,817)	(684,474)
Proceeds from sales of real estate owned	80,000	48,000
Redemption of Federal Home Loan Bank stock	135,800	51,500
Purchase of bank-owned life insurance	—	(1,540,000)
Purchase of premises and equipment	(26,566)	(20,077)

Net cash used for investing activities	(2,989,797)	(3,573,119)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	1,024,341	(1,626,256)
Net decrease in short-term borrowings	(1,500,000)	—
Repayment of Federal Home Loan Bank borrowings	(15,861)	(14,870)
Increase in advances by borrowers for taxes and insurance, net	167,994	202,301
Cash dividends	(47,597)	—

Net cash used for financing activities	(371,123)	(1,438,825)

Decrease in cash and cash equivalents	(3,352,196)	(4,931,344)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,180,794	6,303,891

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,828,598	$1,372,547

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$685,727	$534,651
Income taxes	173,250	12,500

See accompanying notes to the unaudited consolidated financial statements.

Back to Index

SE FINANCIAL CORP.
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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB.  In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows.  The balance sheet at October 31, 2004, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles.  The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

NOTE 2 – COMPREHENSIVE INCOME

          The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities.  For the three months ended January 31, 2005, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).  For the three months ended January 31, 2004, comprehensive income totaled $274,776.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004), Share-Based Payment.  The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured on the fair value of the equity or liability instruments issued.  FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company will adopt FAS No. 123 (Revised 2004) on July 1, 2006, and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operation.

In October 2003 the American Institute of Certified Public Accountants issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer.  SOP 03-3 applies to a loan that is acquired where it is probable, at acquisition, that a transferee will be unable to collect all contractually required payments receivable.  SOP 03-3 requires the recognition, as accretable yield, of the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan.  The amount by which the loan’s contractually required payments exceed the amount of its expected cash flows at acquisition may not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004.  Early adoption is permitted.  The adoption of SOP 03-3 is not expected to have a material impact on the consolidated financial statements.

Back to Index

NOTE 4 – INVESTMENTS

The amortized cost and the fair value of available-for-sale investment securities were as follows:

	January 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed securities:
Fannie Mae	$22,725,476	$110,173	$(62,916)	$22,772,733
Freddie Mac	2,505,132	14,474	(7,403)	2,512,203
Government National Mortgage Association securities	3,062,850	54,652	(39)	3,117,463

Total mortage-backed securities	28,293,458	179,299	(70,358)	28,402,399
U.S. Government agency securities	13,455,815	28,936	(164,228)	13,320,523
Corporate securities	1,000,000	—	(2,500)	997,500
Municipal securities	4,112,725	41,133	(27,118)	4,126,740

Total debt securities	46,861,998	249,368	(264,204)	46,847,162
Mutual funds	186,106	—	(840)	185,266

Total	$47,048,104	$249,368	$(265,044)	$47,032,428

	October 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed securities:
Fannie Mae	$23,725,032	$138,467	$(50,781)	$23,812,718
Freddie Mac	2,673,274	19,086	(13,993)	2,678,367
Government National Mortgage Association securities	3,192,711	65,014	(236)	3,257,489

Total mortage-backed securities	29,591,017	222,567	(65,010)	29,748,574
U.S. Government agency securities	13,457,313	44,475	(156,453)	13,345,335
Corporate securities	1,000,000	—	(6,500)	993,500
Municipal securities	4,113,449	68,113	(16,025)	4,165,537

Total debt securities	48,161,779	335,155	(243,988)	48,252,946
Mutual funds	184,843	—	(470)	184,373

Total	$48,346,622	$335,155	$(244,458)	$48,437,319

The amortized cost and estimated market value of debt securities at January 31, 2005, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from one to thirty years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

Back to Index

	Amortized Cost	Estimated Market Value

Due after one year through five years	$8,034,185	$7,925,077
Due after five years through ten years	10,123,215	10,085,300
Due after ten years	28,704,598	28,836,785

	$46,861,998	$46,847,162

NOTE 5 – LOANS RECEIVABLE

Loans receivable consist of the following:

	January 31, 2005		October 31, 2004

Type of Loans:	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Mortgage loans:
One-to four- family (1)	$44,938,928	64.44%	$43,357,098	66.45%
Multi-family	467,621	0.67%	1,036,017	1.59%
Commercial real estate	5,118,559	7.34%	4,939,451	7.57%
Construction (2)	8,223,324	11.79%	5,536,598	8.49%
Home equity loans and lines of credit	10,459,778	15.00%	9,798,082	15.02%
Loans on savings accounts	379,556	0.54%	438,588	0.67%
Other	154,885	0.22%	140,648	0.21%

Total loans	69,742,651	100.00%	65,246,482	100.00%

Less:
Net deferred loan fees and unamortized premiums	104,724		93,764
Allowance for loan losses	367,425		342,875

Total loans, net	$69,270,502		$64,809,843

(1)	Included in this category are mixed-use loans and investor loans.
(2)
Included in this category are participation interest in six loans with an aggregate balance of $3.3 million at January 31, 2005 and four loans with an aggregate balance of $2.0 million at October 31, 2004.

NOTE 6 – FEDERAL HOME LOAN BANK BORROWINGS

The following tables set forth information concerning advances with the FHLB:

Back to Index

Description	Maturity range		Weighted- average interest rate	Stated interest rate range		At January 31, 2005	At October 31, 2004

	from	to		from	to

Short-term borrowings	04/12/05	05/02/05	2.29%	1.88%	2.76%	$5,500,000	$7,000,000
Convertible	02/18/10	02/18/10	5.91%	5.91%	5.91%	1,000,000	1,000,000
Mid Term Repo Fixed	05/01/06	04/30/07	2.97%	2.63%	3.30%	6,000,000	6,000,000
Fixed Rate	04/30/08	08/20/08	5.29%	3.86%	6.24%	2,500,000	2,500,000
Fixed Rate amortizing	11/03/05	11/03/05	6.47%	6.47%	6.47%	60,396	76,257

Total						$15,060,396	$16,576,257

The Bank entered into a ten-year “Convertible Select” fixed commitment advance arrangement for $1,000,000 with the FHLB.  Rates may be reset at the FHLB’s discretion on a quarterly basis based on the three-month LIBOR rate.  At each rate change the Bank may exercise a put option and satisfy the obligation without penalty.  The fixed rate amortizing borrowing requires monthly payments of principal and interest of $5,670 through November 2005.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encumbrances.

Maturities of FHLB borrowings at January 31, 2005 are summarized as follows:

Year Ending October 31,	Amount	Weighted- Average Rate

2005	$5,549,148	2.55%
2006	3,011,248	2.64%
2007	3,000,000	3.30%
2008	2,500,000	5.29%
2010	1,000,000	5.91%

	$15,060,396	3.40%

NOTE 7 – EARNINGS PER SHARE

The Company currently maintains a simple capital structure; thus, there are no dilutive effects on earnings per share.  As such, earnings per share are calculated using the weighted-average number of shares outstanding for the period.

Back to Index

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

Comparison of the Results of Operations for the Three Months Ended January 31, 2005 and January 31, 2004

          The Company recorded net income of $270.9 thousand for the three months ended January 31, 2005, which represents an increase of $171.3 thousand, or 172.0%, over the same period in 2004.  The increase in net income is primarily due to an increase in net interest income and non-interest income partially offset by an increase in non-interest expense.

          Net Interest Income.  Net interest income for the three months ended January 31, 2005 increased to $1.0 million from $651.5 thousand for the same period in 2004 as a result of an increase in total interest income offset by an increase in interest expense.  Interest income for the three months ended January 31, 2005 totaled $1.6 million as compared to $1.2 million for the three months ended January 31, 2004.  This increase of $455.1 thousand was attributed primarily to an increase in the average balance of interest-earning assets to $119.1 million for the three months ended January 31, 2005 from $83.3 million for the three months ended January 31, 2004.  This increase was offset by a decrease in the average yield on interest-earning assets to 5.55% for the three months ended January 31, 2005 from 5.74% for the three months ended January 31, 2004.  The average balance of net loans receivable and investment securities increased by $16.9 million and $20.0 million, respectively, while the average yield on net loans receivable decreased by 0.35% due to the interest rate environment.

          Interest expense increased to $615.0 thousand for the three months ended January 31, 2005 from $528.9 thousand for the three months ended January 31, 2004 and was primarily attributable to an increase in the average balance of interest-bearing liabilities to $87.6 million for the three months ended January 31, 2005 from $75.3 million for the three months ended January 31, 2004 while the average cost of funds remained constant at 2.81%.  This increase is mainly due to additional FHLB borrowings, the proceeds of which were used to purchase mortgage-backed securities.

          Loan Loss Provision.  The provision for loan losses was $17.0 thousand for the three months ended January 31, 2005 compared to $9.0 thousand for the three months ended January 31, 2004.  The loan loss provision is based upon management’s assessment of a variety of factors, including types and amounts of nonperforming loans, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions.  The allowance represents management’s best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate.  However, actual loan losses could exceed the amounts that have been charged to operations.

Back to Index

          Non-interest Income.  Total non-interest income increased to $96.7 thousand for the three months ended January 31, 2005 compared to $82.2 thousand for the three months ended January 31, 2004.  The increase is principally due to the earnings on bank-owned life insurance of $14.0 thousand.

          Non-interest Expense.  Non-interest expense increased to $692.0 thousand for the three months ended January 31, 2005 from $563.4 thousand for the three months ended January 31, 2004.  Compensation and employee benefit expense increased by approximately $95.5 thousand.  This increase was due to a normal increase in salaries, an increase in medical insurance costs, implementation of an incentive retirement plan and implementation of an employee stock ownership plan during 2004.  Occupancy and equipment expense decreased by approximately $5.3 thousand.  This decrease was attributable to a reduction in depreciation expense.  Data processing expense increased by $7.1 thousand.  Professional fees increased by approximately $23.0 thousand.  This increase was mainly due to an increase in accounting, auditing and legal fees that resulted from becoming a public reporting company.  Miscellaneous expense increased by $7.6 thousand mainly due to increased advertising.

          Additionally, the Bank currently plans to add seven full time employees to its staff over the next several years, including up to three new lending/business development officers, an assistant branch manager, and a support staff employee in each of the accounting, lending and customer service departments.

          Income Taxes.  Income tax expense increased to $137.0 thousand for the three months ended January 31, 2005 from $61.7 thousand for the same period in 2004.  This was due to an increase in pre-tax income.

Comparison of Financial Condition at January 31, 2005 and October 31, 2004

          Assets and Liabilities.  The Company’s total assets remained stable at $124.4 million at January 31, 2005.  The Company’s total assets at October 31, 2004 were $124.8 million.

          Cash and cash equivalents decreased to $2.8 million at January 31, 2005 from $6.2 million at October 31, 2004.  Cash and cash equivalents decreased during the period as funds were utilized to fund loan originations.

          Investment securities available for sale decreased by $1.4 million to $47.0 million at January 31, 2005 from $48.4 million at October 31, 2004.  The decrease is principally due to mortgage-backed security repayments.

          Net loans receivable increased $4.5 million, or 6.9%, to $69.3 million at January 31, 2005 from $64.8 million at October 31, 2004, as the Company continued to experience strong loan production and repayments were more moderate.  The increase in net loans receivable was the result of increases in one- to four-family residential mortgages (which includes owner and non-owner occupied properties), home equity loans and construction financing in the amount of $1.6 million, $661.7 thousand and $2.7 million, respectively.

          The allowance for loan losses increased to $367.4 thousand at January 31, 2005 from $342.9 thousand at October 31, 2004 and represented 0.52% of the gross loan portfolio at January 31, 2005.  The Company had nonaccrual loans of $184.8 thousand and $53.8 thousand at January 31, 2005 and October 31, 2004, respectively.  Management does not believe the nonaccrual loans or any amounts classified as nonperforming will have a significant effect on operations or liquidity in 2005.  Furthermore, management is not aware of any trends or uncertainties related to any loans classified as doubtful or substandard that might have a material effect on earnings, liquidity or capital resources.

Back to Index

          Total deposits increased to $76.4 million at January 31, 2005 from $75.4 million at October 31, 2004.  This was primarily a result of an increase in certificates of deposit of $2.0 million offset by an decrease in core accounts of $1.0 million.

          Federal Home Loan Bank borrowings decreased to $15.1 million at January 31, 2005 from $16.6 million at October 31, 2004.  The decrease is due to a payoff in the amount of $1.5 million.

          Stockholders’ Equity.  Total stockholders’ equity increased to $31.8 million at January 31, 2005 from $31.6 million at October 31, 2004.  This increase was attributable to net income of $270.9 thousand and the release of ESOP shares in the amount of $58.6 thousand, offset by accumulated other comprehensive loss of $70.2 thousand and cash dividends paid in the amount of $47.6 thousand.  Accumulated other comprehensive income decreased as a result of changes in the net unrealized loss on investment securities available for sale.  Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for each interim period and year end period depending on economic and interest rate conditions.

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

          The Company’s liquid assets consist of cash and cash equivalents, certificates of deposit in other financial institutions and investment securities classified as available for sale.  The level of these assets is dependent on the Company’s operating, investing, and financing activities during any given period.  At January 31, 2005, cash and cash equivalents totaled approximately $2.8 million, or 2.3% of total assets while investment securities classified as available for sale and certificates of deposit in other financial institutions totaled approximately $47.2 million, or 37.9% of total assets.  Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year.

          Operating activities provided net cash of approximately $8.7 thousand and $80.6 thousand for the three months ended January 31, 2005 and 2004, respectively and were principally generated from net income of $270.9 thousand and $99.6 thousand in each of the respective periods.

          Investing activities consist primarily of loan originations and repayments and investment purchases and maturities.  For the three months ended January 31, 2005, these cash usages primarily consisted of an increase in net loans receivable of $4.5 million.  Partially offsetting the usage of investment activities is $1.3 million of proceeds from investment security maturities and repayments.  For the same period ended 2004, cash usages primarily consisted of investment purchases of $5.2 million and the purchase of bank-owned life insurance in the amount of $1.5 million. Partially offsetting the usage of investment activities were net repayment of loans in the amount of $684.5 thousand and proceeds from repayments and maturities of investment securities in the amount of $3.8 million.

Back to Index

          Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, and advances by borrowers for taxes and insurance and the payment of cash dividends.  For the three months ended January 31, 2005, net cash used for financing activities totaled $371.1 thousand and was principally from the repayment of short-term borrowings in the amount of $1.5 million offset by an increase in deposits in the amount of $1.0 million.  For the same period in 2004, net cash used for financing activities totaled $1.4 million and was primarily from a decrease in deposits.

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

          The Bank is subject to federal regulations imposing minimum capital requirements.  Management monitors the Bank’s total risk-based, Tier I risk-based, and Tier I leverage capital ratios to assess compliance with regulatory guidelines.  At January 31, 2005, the Bank exceeded the minimum capital ratio requirements.

ITEM 3.  CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.  Based on his evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal financial officer and interim acting principal executive officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)          Changes in internal control over financial reporting.  During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Index

PART II

ITEM 1.	LEGAL PROCEEDINGS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

	(a)	Exhibits

	3(i)	Articles of Incorporation of SE Financial Corp. *

	3(ii)	Bylaws of SE Financial Corp. *

	4	Specimen Stock Certificate of SE Financial Corp. *

	10.1	Executive Life Insurance Plan **

	10.2	Directors’ Incentive Retirement Plan **

	10.3	Executive Officers’ Incentive Retirement Plan **

	31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.1	Independent Accountant’s Report

*	Incorporated by reference to the identically numbered exhibit to the Company’s registration statement on Form SB-2 (File No. 333-112153) filed with the SEC on January 23, 2004.

**	Incorporated by reference to the identically numbered exhibit to the Company’s registration statement on Form SB-2 (File No. 333-112153) filed with the SEC on March 1, 2004.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SE FINANCIAL CORP.

Date: March 10, 2005	/s/ JOSEPH SIDEBOTHAM

Joseph Sidebotham
Executive Vice President, Chief Financial Officer, Controller and Interim President and Chief Executive Officer
(Duly authorized Officer and Principal Financial & Accounting Officer)