Form 10QSB
period 2005-04-30
SE FINANCIAL CORP
filed 2005-06-14
CIK 1277138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended           April 30, 2005
                                ----------------------------

                                       OR

| |  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


                         Commission file number 0-50684

                               SE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                     57-1199010
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                  (I.R.S. employer
 or organization)                                            identification no.)

1901-03 Passyunk Avenue, Philadelphia, Pennsylvania                  19148
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  215-468-1700
                                                    ------------

                                       N/A
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: June 09, 2005
                                                   --------------

            Class                                          Outstanding
   ---------------------------                           -----------------
   $.10 par value common stock                           2,578,875  shares

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                               SE FINANCIAL CORP.

                                   FORM 1O-QSB

                      FOR THE QUARTER ENDED APRIL 30, 2005


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

    Item  1.  Consolidated Financial Statements (Unaudited)                  1
    Item  2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            9
    Item  3.  Controls and Procedures                                       12

PART II- OTHER INFORMATION

    Item  1.  Legal Proceedings                                             13
    Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds   13
    Item  3.  Defaults Upon Senior Securities                               13
    Item  4.  Submission of Matters to a Vote of Security Holders           13
    Item  5.  Other Information                                             13
    Item  6.  Exhibits                                                      13


SIGNATURES

EXHIBITS

    31   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.1 Report of Independent Registered Public Accounting Firm

                               SE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  April 30,       October 31,
                                                                                     2005            2004
                                                                                -------------    -------------
ASSETS
     Cash and due from banks                                                    $     879,282    $     817,854
     Interest-bearing deposits with other institutions                              1,797,222        5,362,940
                                                                                -------------    -------------

          Cash and cash equivalents                                                 2,676,504        6,180,794

     Certificates of deposit in other financial institutions                          191,082          188,490
     Investment securities available for sale                                      45,214,275       48,437,319
     Loans receivable (net of allowance for loan losses
          of $406,997 and $342,875)                                                71,565,891       64,809,843
     Accrued interest receivable                                                      642,611          630,507
     Federal Home Loan Bank Stock                                                   1,043,000        1,179,000
     Premises and equipment, net                                                    1,124,261        1,063,921
     Bank owned life insurance                                                      1,908,357        1,866,689
     Other assets                                                                     481,213          422,599
                                                                                -------------    -------------
              TOTAL ASSETS                                                      $ 124,847,194    $ 124,779,162
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                                   $  77,321,000    $  75,385,246
     Short-term borrowings                                                          5,500,000        7,000,000
     Federal Home Loan Bank borrowings                                              9,544,277        9,576,257
     Advances by borrowers for taxes and insurance                                    289,672          474,548
     Accrued interest payable                                                         100,426          113,839
     Other liabilities                                                                395,649          626,749
                                                                                -------------    -------------
              TOTAL LIABILITIES                                                    93,151,024       93,176,639

Stockholders' Equity
     Preferred stock - no par value; 2,000,000 shares authorized; none issued            --               --
     Common stock - $0.10 par value; 8,000,000 shares authorized;
       2,578,875 issued and outstanding                                               257,888          257,888
     Additional paid-in capital                                                    24,851,082       24,841,836
     Retained earnings - substantially restricted                                   8,830,566        8,450,438
     Unallocated shares held by Employee Stock Ownership Plan ("ESOP")             (1,915,740)      (2,007,498)
     Accumulated other comprehensive income (loss)                                   (327,626)          59,859
                                                                                -------------    -------------
              TOTAL STOCKHOLDERS' EQUITY                                           31,696,170       31,602,523
                                                                                -------------    -------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 124,847,194    $ 124,779,162
                                                                                =============    =============


See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                      Three Months Ended April 30,            Six Months Ended April 30,
                                                     -------------------------------        -------------------------------
                                                        2005                2004               2005                2004
                                                     -----------         -----------        -----------         -----------
INTEREST AND DIVIDEND INCOME
     Loans receivable                                $ 1,204,385         $   925,356        $ 2,340,202         $ 1,819,845
     Investment securities
         Taxable                                         428,328             238,081            865,973             481,351
         Exempt from federal income tax                   35,936              31,253             72,024              59,235
     Interest-bearing deposits with other
       institutions                                       16,270              13,738             34,407              25,929
     Other dividend income                                 7,573               2,371             15,292               4,771
                                                     -----------         -----------        -----------         -----------
            Total interest and dividend income         1,692,492           1,210,799          3,327,898           2,391,131
                                                     -----------         -----------        -----------         -----------

INTEREST EXPENSE
     Deposits                                            492,571             441,883            980,167             916,902
     Short-term borrowings                                35,622              12,954             67,170              26,057
     Federal Home Loan Bank borrowings                    92,780              40,341            188,876              81,075
                                                     -----------         -----------        -----------         -----------
            Total interest expense                       620,973             495,178          1,236,213           1,024,034
                                                     -----------         -----------        -----------         -----------


NET INTEREST INCOME                                    1,071,519             715,621          2,091,685           1,367,097
     Provision for loan losses                            34,000               9,000             51,000              18,000
                                                     -----------         -----------        -----------         -----------
NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                     1,037,519             706,621          2,040,685           1,349,097
                                                     -----------         -----------        -----------         -----------

NONINTEREST INCOME
     Service fees on deposit accounts                     71,118              64,073            137,565             131,788
     Earnings on bank-owned life insurance                21,589              22,443             41,668              28,895
     Net gain on sale of investment securities            10,446                   -             10,446                   -
     Other                                                12,668               9,217             23,313              17,248
                                                     -----------         -----------        -----------         -----------
            Total noninterest income                     115,821              95,733            212,992             177,931
                                                     -----------         -----------        -----------         -----------

NONINTEREST EXPENSE
     Compensation and employee benefits                  486,741             317,288            878,763             613,795
     Occupancy and equipment                              52,189              59,421            101,778             114,329
     Federal deposit insurance premiums                   11,497               9,887             22,259              19,897
     Data processing expense                              85,701              77,397            158,658             143,262
     Professional fees                                   112,236              39,507            165,668              69,951
     Other                                               110,268              75,426            223,924             181,062
                                                     -----------         -----------        -----------         -----------
            Total noninterest expense                    858,632             578,926          1,551,050           1,142,296
                                                     -----------         -----------        -----------         -----------


INCOME BEFORE TAXES                                      294,708             223,428            702,627             384,732

INCOME TAXES                                              90,270              74,344            227,303             136,062
                                                     -----------         -----------        -----------         -----------
NET INCOME                                             $ 204,438         $   149,084        $   475,324         $   248,670
                                                     ===========         ===========        ===========         ===========


PER SHARE DATA:
     Earnings per share - basic and diluted               $ 0.09            NA                   $ 0.20            NA
     Weighted average number of shares
       outstanding - basic and diluted                 2,386,115            NA                2,383,005            NA

     Dividends per share                                    0.02            NA                     0.04            NA

   See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                               Retained                      Accumulated         Total
                                                               Earnings-      Unallocated        Other          Stock-       Compre-
                                           Additional paid-   Substantially   shares held by  Comprehensive     holders'    hensive
                           Common Stock      in capital         Restricted       ESOP        Income (Loss)      Equity       Income
                           ------------    ----------------   -------------   -------------  -------------    ------------  --------
Balance,
  October 31, 2004            $ 257,888        $24,841,836       $8,450,438     $ (2,007,498)     $ 59,859   $31,602,523

Cash dividends paid                   -                  -          (95,196)               -             -       (95,196)

ESOP shares committed
  to be released                      -              9,246                -           91,758             -       101,004

Net income                            -                  -          475,324                -             -       475,324  $ 475,324

Other comprehensive
income:
  Unrealized loss on
    available for sale
    securities net of
    tax benefit of
    $(199,613)                        -                  -                -                -      (387,485)     (387,485)  (387,485)
                                                                                                                          ---------
Comprehensive income                  -                  -                -                -             -             -  $  87,839
                              ---------        -----------       ----------     ------------    ----------   -----------  =========
Balance, April 30, 2005       $ 257,888        $24,851,082       $8,830,566     $ (1,915,740)   $ (327,626)  $31,696,170
                              =========        ===========       ==========     ============    ==========   ===========


   See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                For the Six Months Ended April 30,
                                                                    2005                  2004
                                                                ------------         ------------
OPERATING ACTIVITIES
   Net income                                                   $    475,324         $    248,670
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for loan losses                                      51,000               18,000
       Depreciation, amortization, and accretion                      29,314              121,224
       Earnings on bank-owned life insurance                         (41,668)             (28,895)
       Increase (decrease) in principal and interest on loans
         sold payable                                               (146,622)             640,357
       Increase in accrued interest receivable                       (12,104)             (27,899)
       Decrease in accrued interest payable                          (13,413)              (4,349)
       Gain on sale of investment securities                         (10,446)
       Other, net                                                     77,525             (176,365)
                                                                ------------         ------------
           Net cash provided by operating activities                 408,910              790,743
                                                                ------------         ------------

INVESTING ACTIVITIES
   Investment securities available for sale:
       Proceeds from principal repayments and maturities           2,571,629            6,900,950
       Purchases                                                  (4,050,516)         (16,626,557)
       Proceeds from the sale of investment securities             4,099,303
   Decrease (increase) in loans receivable, net                   (6,772,064)          (3,831,105)
   Proceeds from sales of real estate acquired through
      foreclosure                                                     80,000               56,763
   Purchase of Federal Home Loan Bank stock                                              (399,400)
   Redemption of Federal Home Loan Bank stock                        136,000
   Purchase of bank-owned life insurance                                               (1,540,000)
   Purchase of premises and equipment                               (101,254)             (34,181)
                                                                ------------         ------------
           Net cash used for investing activities                 (4,036,902)         (15,473,530)
                                                                ------------         ------------

FINANCING ACTIVITIES
   Increase (decrease) in deposits, net                            1,935,754             (429,269)
   Net decrease in short-term borrowings                          (1,500,000)
   Proceeds from Federal Home Loan Bank borrowings                                     10,000,000
   Repayment of Federal Home Loan Bank borrowings                    (31,980)             (29,982)
   Increase in subscription rights                                                     31,069,009
   Decrease in advances by borrowers
      for taxes and insurance, net                                  (184,876)            (250,564)
   Cash dividends                                                    (95,196)
                                                                ------------         ------------
           Net cash provided by financing activities                 123,702           40,359,194
                                                                ------------         ------------

           Increase (decrease) in cash and cash equivalents .     (3,504,290)          25,676,407

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   6,180,794            6,303,891
                                                                ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  2,676,504         $ 31,980,298
                                                                ============         ============
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid:
       Interest                                                 $  1,249,626         $  1,028,383
       Income taxes                                                  289,000              134,500


   See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements include the accounts of SE Financial Corp. (the "Company") and St. Edmond's Federal Savings Bank (the "Bank"). The Bank includes its wholly-owned subsidiary, SE Investment Services Corp. ("Services Corp."). All intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. In management's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at October 31, 2004, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended April 30, 2005, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the six months ended April 30, 2004, comprehensive income totaled $263,765. For the three months ended April 30, 2005 and 2004, comprehensive loss totaled $112,842 and $11,010, respectively.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on November 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment," providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123-R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123-R on November 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's financial condition, results of operations, and cash flows.

In October 2003 the American Institute of Certified Public Accountants issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan that is acquired where it is probable, at acquisition, that a transferee will be unable to collect all contractually required payments receivable. SOP 03-3 requires the recognition, as accretable yield, of the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan. The amount by which the loan's contractually required payments exceed the amount of its expected cash flows at acquisition may not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The adoption of SOP 03-3 is not expected to have a material impact on the consolidated financial statements.

In December 2004, FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June

15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In June 2005, the FASB issued FAS No. 154, "Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3". The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.


NOTE 4 - INVESTMENTS
--------------------

The  amortized  cost  and  the  fair  value  of  available-for-sale   investment
securities were as follows:

                                                                      April 30, 2005
                                             ----------------------------------------------------------------------
                                                                    Gross               Gross            Estimated
                                               Amortized          Unrealized          Unrealized           Market
                                                 Cost                Gains               Losses             Value
                                             ------------           --------          ----------       ------------
Mortgage-backed securities:
     Fannie Mae                              $ 25,103,389           $ 42,140          $ (148,003)      $ 24,997,526
     Freddie Mac                                2,131,368              6,380             (12,034)         2,125,714
     Government National Mortgage
       Association securities                   2,716,592             22,968                (132)         2,739,428
                                             ------------           --------          ----------       ------------

     Total mortgage-backed securities          29,951,349             71,488            (160,169)        29,862,668
U.S. Government agency securities              10,459,985              4,752            (281,121)        10,183,616
Corporate securities                            1,000,000                  -             (16,300)           983,700
Municipal securities                            4,111,848              9,208            (122,864)         3,998,192
                                             ------------           --------          ----------       ------------
     Total debt securities                     45,523,182             85,448            (580,454)        45,028,176
Mutual funds                                      187,497                  -              (1,398)           186,099
                                             ------------           --------          ----------       ------------
     Total                                   $ 45,710,679           $ 85,448          $ (581,852)      $ 45,214,275
                                             ============           ========          ==========       ============
                                                                      October 31, 2004
                                             ----------------------------------------------------------------------
                                                                    Gross               Gross            Estimated
                                               Amortized          Unrealized          Unrealized           Market
                                                 Cost                Gains               Losses             Value
                                             ------------           --------          ----------       ------------
Mortgage-backed securities:
     Fannie Mae                              $ 23,725,032           $138,467          $  (50,781)      $ 23,812,718
     Freddie Mac                                2,673,274             19,086             (13,993)         2,678,367
     Government National Mortgage
        Association securities                  3,192,711             65,014                (236)         3,257,489
                                             ------------           --------          ----------       ------------
     Total mortgage-backed securities          29,591,017            222,567             (65,010)        29,748,574
U.S. Government agency securities              13,457,313             44,475            (156,453)        13,345,335
Corporate securities                            1,000,000                  -              (6,500)           993,500
Municipal securities                            4,113,449             68,113             (16,025)         4,165,537
                                             ------------           --------          ----------       ------------
     Total debt securities                     48,161,779            335,155            (243,988)        48,252,946
Mutual funds                                      184,843                  -                (470)           184,373
                                             ------------           --------          ----------       ------------
     Total                                   $ 48,346,622           $335,155          $ (244,458)      $ 48,437,319
                                             ============           ========          ==========       ============

The amortized cost and estimated market value of debt securities at April 30, 2005, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from one to thirty years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                Estimated Market
                                               Amortized Cost        Value
                                                -----------        -----------
Due less than one year                          $   118,968        $   120,950
Due after one year through five years            10,138,746          9,910,712
Due after five years through ten years            6,850,047          6,644,616
Due after ten years                              28,415,421         28,351,898
                                                -----------        -----------
                                                $45,523,182        $45,028,176
                                                ===========        ===========

NOTE 5 - LOANS RECEIVABLE
-------------------------

Loans receivable consist of the following:

                                                         April 30, 2005                       October 31, 2004
                                                     ------------------------             ------------------------
                                                        Amount        Percent                Amount        Percent
                                                     ------------     -------             -----------      -------
Type of Loans:
--------------
 Mortgage loans:
      One-to four- family (1)                        $ 46,675,239        64.71%           $ 43,357,098        66.45%
      Multi-family                                        459,832         0.64%              1,036,017         1.59%
      Commercial real estate                            4,945,787         6.86%              4,939,451         7.57%
      Construction (2)                                  8,702,956        12.07%              5,536,598         8.49%
 Home equity loans and lines of credit                 10,868,682        15.07%              9,798,082        15.02%
 Loans on savings accounts                                341,002         0.47%                438,588         0.67%
 Other                                                    128,682         0.18%                140,648         0.21%
                                                     ------------       ------            ------------       ------
 Total loans                                           72,122,180       100.00%             65,246,482       100.00%
                                                                        ======                               ======
 Less:
      Net deferred loan fees and unamortized premiums     149,292                               93,764
      Allowance for loan losses                           406,997                              342,875
                                                     ------------                         ------------
 Total loans, net                                    $ 71,565,891                         $ 64,809,843
                                                     ============                         ============

__________
(1)  Included in this category are mixed-use loans and investor loans.
(2) Included in this category are participation interest in five loans with an aggregate balance of $3.5 million at April 30, 2005 and four loans with an aggregate balance of $2.0 million at October 31, 2004.

NOTE 6 - FEDERAL HOME LOAN BANK BORROWINGS
------------------------------------------

The following tables set forth information concerning advances with the FHLB:

                                                      Weighted-
                                Maturity range         average      Stated interest rate range  At April 30,   At October 31,
Description                  from            to       interest rate     from        to              2005           2004
-----------                --------       ---------  -------------      -----       -----      -----------      -----------
Short-term borrowings      04/12/05       05/02/05        2.29%          1.88%      2.76%      $ 5,500,000      $ 7,000,000
Convertible                02/18/10       02/18/10        5.91%          5.91%      5.91%        1,000,000        1,000,000
Mid Term Repo Fixed        05/01/06       04/30/07        2.97%          2.63%      3.30%        6,000,000        6,000,000
Fixed Rate                 04/30/08       08/20/08        5.29%          3.86%      6.24%        2,500,000        2,500,000
Fixed Rate amortizing      11/03/05       11/03/05        6.47%          6.47%      6.47%           44,277           76,257
                                                                                               -----------      -----------
              Total                                                                            $15,044,277      $16,576,257
                                                                                               ===========      ===========


The Bank entered into a ten-year "Convertible Select" fixed commitment advance arrangement for $1,000,000 with the FHLB. Rates may be reset at the FHLB's discretion on a quarterly basis based on the three-month LIBOR rate. At each rate change the Bank may exercise a put option and satisfy the obligation without penalty. The fixed rate amortizing borrowing requires monthly payments of principal and interest of $5,670 through November 2005.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encumbrances.


   Year Ending October 31,                 Amount         Weighted-Average Rate
   ----------------------                 -----------     ---------------------
     2005                                 $ 5,538,607              2.32%
     2006                                   3,005,670              2.64%
     2007                                   3,000,000              3.30%
     2008                                   2,500,000              5.29%
     2010                                   1,000,000              5.91%
                                         ------------
                                         $ 15,044,277              3.31%
                                         ============

Maturities of FHLB borrowings at April 30, 2005 are summarized as follows:


NOTE 7 - EARNINGS PER SHARE
---------------------------

The Company currently maintains a simple capital structure; thus, there are no dilutive effects on earnings per share. As such, earnings per share are calculated using the weighted-average number of shares outstanding, less average unallocated shares held by the ESOP, for the period.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND APRIL 30, 2004

     The Company recorded net income of $475.3 thousand for the six months ended April 30, 2005, which represents an increase of $226.7 thousand, or 91.1%, over the same period in 2004. The increase in net income is primarily due to an increase in net interest income and non-interest income partially offset by an increase in non-interest expense.

     NET INTEREST INCOME. Net interest income for the six months ended April 30, 2005 increased to $2.1 million from $1.4 million for the same period in 2004 as a result of an increase in total interest income which more than offset by an increase in interest expense. Interest income for the six months ended April 30, 2005 totaled $3.3 million as compared to $2.4 million for the six months ended April 30, 2004. This increase of $936.8 thousand was attributed primarily to an increase in the average balance of interest-earning assets to $119.5 million for the six months ended April 30, 2005 from $85.4 million for the six months ended April 30, 2004. This increase was offset by a decrease in the average yield on interest-earning assets to 5.63% for the six months ended April 30, 2005 from 5.67% for the six months ended April 30, 2004. The decrease in average yield was due mainly to a decrease in the average yield on net loans of 29 basis points offset somewhat by an increase in the average balance of net loans receivable and investment securities of $17.5 million and $19.0 million, respectively.

     Interest expense increased to $1.2 million for the six months ended April 30, 2005 from $1.0 million for the six months ended April 30, 2004 and was primarily attributable to an increase in the average balance of interest-bearing liabilities to $88.1 million for the six months ended April 30, 2005 from $75.3 million for the six months ended April 30, 2004 while the average cost of funds increased to 2.81% for the six months ended April 30, 2005 from 2.72% for the six months ended April 30, 2004. This increase is mainly due to additional FHLB borrowings, the proceeds of which were used to purchase mortgage-backed securities.

     LOAN LOSS PROVISION. The provision for loan losses was $51.0 thousand for the six months ended April 30, 2005 compared to $18.0 thousand for the six months ended April 30, 2004 due to the increase in volume and loan mix. The loan loss provision is based upon management's assessment of a variety of factors, including types and amounts of nonperforming loans, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

     NON-INTEREST INCOME. Total non-interest income increased to $213.0 thousand for the six months ended April 30, 2005 compared to $177.9 thousand for the six months ended April 30, 2004. The increase is principally due to the increase on the earnings on bank-owned life insurance of approximately $12.8 thousand, an increase in service fees on deposit accounts of approximately $5.8 thousand, net gains on the sale of investment securities of approximately $10.4 thousand and an increase in miscellaneous income of approximately $5.6 thousand.

     NON-INTEREST EXPENSE. Non-interest expense increased to $1.6 million for the six months ended April 30, 2005 from $1.1 million for the six months ended April 30, 2004. Compensation and employee benefit expense increased by approximately $265.0 thousand. This increase was due to a normal increase in salaries, a severance package paid to the former President, an increase in medical insurance costs, implementation of an incentive retirement plan and implementation of an employee stock ownership plan during 2004. Occupancy and equipment expense decreased by approximately $12.6 thousand. This decrease was attributable to a reduction in depreciation expense. Data processing expense increased by $15.4 thousand. Professional fees increased by approximately $95.7 thousand. This increase was mainly due to an increase in accounting, auditing and legal fees that resulted from becoming a public reporting company and the expansion of internal audit services to comply with Sarbanes Oxley Section 404. Miscellaneous expense increased by $42.9 thousand mainly due to increased advertising. We anticipate higher non-interest expenses for the quarter ending July 31, 2005 as a result of professional fees incurred related to our annual meeting of shareholders.

     Additionally, the Bank currently plans to add full time employees to its staff over the next several years, including new lending/business development officers and a support staff employee in each of the accounting, lending and customer service departments.

     INCOME TAXES. Income tax expense increased to $227.3 thousand for the six months ended April 30, 2005 from $136.1 thousand for the same period in 2004. This was due to an increase in pre-tax income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND APRIL 30, 2004

     The Company recorded net income of $204.4 thousand for the three months ended April 30, 2005, which represents an increase of $55.4 thousand, or 37.1%, over the same period in 2004. The increase in net income is primarily due to an increase in net interest income and non-interest income partially offset by an increase in non-interest expense.

     NET INTEREST INCOME. Net interest income for the three months ended April 30, 2005 increased to $1.1 million from $715.6 thousand for the same period in 2004 as a result of an increase in total interest income which more than offset by an increase in interest expense. Interest income for the three months ended April 30, 2005 totaled $1.7 million as compared to $1.2 million for the three months ended April 30, 2004. This increase of $481.7 thousand was attributed primarily to an increase in the average balance of interest-earning assets to $120.0 million for the three months ended April 30, 2005 from $87.5 million for the three months ended April 30, 2004. This increase was also attributable to an increase in the average yield on interest-earning assets to 5.70% for the three months ended April 30, 2005 from 5.56% for the three months ended April 30, 2004. The increase in the average yield was due mainly to increases in the average balance of net loans receivable and investment securities of $18.2 million and $18.0 million, respectively, an increase in the average yield on investment securities of 16 basis points offset somewhat by a dcrease in the average yield on net loans receivable of 18 basis points.

     Interest expense increased to $621.0 thousand for the three months ended April 30, 2005 from $495.2 thousand for the three months ended April 30, 2004 and was primarily attributable to an increase in the average balance of interest-bearing liabilities to $88.7 million for the three months ended April 30, 2005 from $75.3 million for the three months ended April 30, 2004 while the average cost of funds increased to 2.80% for the three months ended April 30, 2005 from 2.61% for the three months ended April 30, 2004. This increase is mainly due to additional FHLB borrowings, the proceeds of which were used to purchase mortgage-backed securities.

     LOAN LOSS PROVISION. The provision for loan losses was $34.0 thousand for the three months ended April 30, 2005 compared to $9.0 thousand for the three months ended April 30, 2004. The loan loss provision is based upon management's assessment of a variety of factors, including types and amounts of nonperforming loans, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

     NON-INTEREST INCOME. Total non-interest income increased to $115.8 thousand for the three months ended April 30, 2005 compared to $95.7 thousand for the three months ended April 30, 2004. The increase is principally due to the increase in the service fees on deposit accounts in the amount of $7.0 thousand, net gains on the sale of investment securities in the amount of $10.4 thousand and an increase in miscellaneous operating income.

     NON-INTEREST EXPENSE. Non-interest expense increased to $858.6 thousand for the three months ended April 30, 2005 from $578.9 thousand for the three months ended April 30, 2004. Compensation and employee benefit expense increased by approximately $169.5 thousand. This increase was due to a normal increase in salaries, a severance package paid to the former President, an increase in medical insurance costs, implementation of an incentive retirement plan and implementation of an employee stock ownership plan. Occupancy and equipment expense decreased by approximately $7.2 thousand. This decrease was attributable to a reduction in depreciation expense. Data processing expense increased by $8.3 thousand. Professional fees increased by approximately $72.7 thousand mainly due to an increase in accounting, auditing and legal fees that resulted from becoming a public reporting company and the expansion of internal audit services to comply with Sarbanes Oxley Section 404. This increase was mainly due to an increase in accounting, auditing and legal fees that resulted from becoming a public reporting company. Miscellaneous expense increased by $34.8 thousand mainly due to increased advertising. We anticipate higher non-interest expenses for the six months ending July 31, 2005 as a result of professional fees incurred related to our annual meeting of shareholders.

     Additionally, the Bank currently plans to add full time employees to its staff over the next several years, including new lending/business development officers and a support staff employee in each of the accounting, lending and customer service departments.

     INCOME TAXES. Income tax expense increased to $90.3 thousand for the three months ended April 30, 2005 from $74.3 thousand for the same period in 2004. This was due to an increase in pre-tax income.


COMPARISON OF FINANCIAL CONDITION AT APRIL 30, 2005 AND OCTOBER 31, 2004

     ASSETS AND LIABILITIES. The Company's total assets were $124.8 million at April 30, 2005 and April 20, 2004.

     Cash and cash equivalents decreased to $2.7 million at April 30, 2005 from $6.2 million at October 31, 2004. Cash and cash equivalents decreased during the period as funds were utilized to fund loan originations.

     Investment securities available for sale decreased by $3.2 million to $45.2 million at April 30, 2005 from $48.4 million at October 31, 2004. The decrease is principally due to mortgage-backed security repayments and a decrease in the net unrealized gain.

     Net loans receivable increased $6.8 million, or 10.4%, to $71.6 million at April 30, 2005 from $64.8 million at October 31, 2004, as the Company continued to experience strong loan production and repayments were more moderate. The increase in net loans receivable was the result of increases in one- to four-family residential mortgages (which includes owner and non-owner occupied properties), home equity loans and construction financing in the amount of $3.3 million, $1.1 million and $3.2 million, respectively.

     The allowance for loan losses increased to $407.0 thousand at April 30, 2005 from $342.9 thousand at October 31, 2004 and represented 0.56% of the gross loan portfolio at April 30, 2005. The Company had nonaccrual loans of $60.6 thousand and $53.8 thousand at April 30, 2005 and October 31, 2004, respectively. Management does not believe the nonaccrual loans or any amounts classified as nonperforming will have a significant effect on operations or liquidity in 2005. Furthermore, management is not aware of any trends or uncertainties related to any loans classified as doubtful or substandard that might have a material effect on earnings, liquidity or capital resources.

     Total deposits increased to $77.3 million at April 30, 2005 from $75.4 million at October 31, 2004. This was primarily a result of an increase in certificates of deposit of $1.9 million.

     Total Federal Home Loan Bank borrowings decreased to $15.0 million at April 30, 2005 from $16.6 million at October 31, 2004. The decrease is due to a payoff on short-term borrowings in the amount of $1.5 million.

     STOCKHOLDERS' EQUITY. Total stockholders' equity increased to $31.7 million at April 30, 2005 from $31.6 million at October 31, 2004. This increase was attributable to net income of $475.3 thousand and the release of ESOP shares in the amount of $101.0 thousand, offset by accumulated other comprehensive loss of $387.5 thousand and cash dividends paid in the amount of $95.2 thousand. Accumulated other comprehensive income decreased as a result of changes in the net unrealized loss on investment securities available for sale. Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for each interim period and year end period depending on economic and interest rate conditions.

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

     The Company's liquid assets consist of cash and cash equivalents, certificates of deposit in other financial institutions and investment securities classified as available for sale. The level of these assets is dependent on the Company's operating, investing, and financing activities during any given period. At April 30, 2005, cash and cash equivalents totaled approximately $2.7 million, or 2.1% of total assets while investment securities classified as available for sale and certificates of deposit in other financial institutions totaled approximately $45.4 million, or 36.2% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year.

     Operating activities provided net cash of approximately $408.9 thousand and $790.7 thousand for the six months ended April 30, 2005 and 2004, respectively and were principally generated from net income of $475.3 thousand and $248.7 thousand in each of the respective periods.

     Investing activities consist primarily of loan originations and repayments and investment purchases, sales and maturities. For the six months ended April 30, 2005, these cash usages primarily consisted of an increase in net loans receivable of $6.8 million and purchases of investment securities of $4.1 million. Partially offsetting the usage of investment activities is $6.7 million of proceeds from investment security sales, maturities and repayments. For the same period ended 2004, cash usages primarily consisted of investment purchases of $16.6 million, an increase in net loan receivable of $3.8 million and the purchase of bank-owned life insurance in the amount of $1.5 million. Partially offsetting the usage of investment activities were proceeds from repayments and maturities of investment securities in the amount of $6.9 million.

     Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, and advances by borrowers for taxes and insurance and the payment of cash dividends. For the six months ended April 30, 2005, net cash provided by financing activities totaled $123.7 thousand and was principally from an increase in deposits of $1.9 million offset by the repayment of short-term borrowings in the amount of $1.5 million. For the same period in 2004, net cash provided by financing activities totaled $40.4 million and was primarily derived from net proceeds from the initial public offering and an increase in FHLB borrowings.

     Liquidity may be adversely affected by unexpected deposit outflows, interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company's commitment to make loans, as well as management's assessment of the Company's ability to generate funds. The Bank anticipates that it will have sufficient liquidity to satisfy expected short-term and long-term funding needs.

     CAPITAL. The Company's primary source of capital has been retained earnings. Historically, the Bank has generated net retained income to support normal growth and expansion. The proceeds of the stock offering in connection with the Company's recently completed mutual-to-stock conversion are part of management's new capital planning policy to ensure compliance with regulations and to permit future expansion. The infusion of this new capital significantly increased the Company's capital resources by increasing equity.

     The Bank is subject to federal regulations imposing minimum capital requirements. Management monitors the Bank's total risk-based, Tier I risk-based, and Tier I leverage capital ratios to assess compliance with regulatory guidelines. At April 30, 2005, the Bank exceeded the minimum capital ratio requirements.


ITEM 3.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on her evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

 ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                 None.

 ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                 Not applicable.

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None.

 ITEM 5.    OTHER INFORMATION
                 None.

 ITEM 6.    EXHIBITS

                 (a) Exhibits

                 3(i)     Articles of  Incorporation of SE Financial Corp.*

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

                 10.2     Directors' Incentive Retirement Plan **

                 10.3     Executive Officers' Incentive Retirement Plan **

                 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 99.1     Report of Independent Registered Public Accounting
                          Firm

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


                                   SE FINANCIAL CORP.



Date: June  10, 2005               /s/ Pamela M. Cyr
      --------------               --------------------------------------------
                                   Pamela M. Cyr
                                   President, CEO and Chief Financial Officer
                                   (Principal Executive and Financial &
                                   Accounting Officer)