Form 10QSB
period 2005-07-31
SE FINANCIAL CORP
filed 2005-09-14
CIK 1277138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 31, 2005
                               -------------------------------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                         Commission file number 0-50684
                                                -------

                               SE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                          57-1199010
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

1901-03 Passyunk Avenue, Philadelphia, Pennsylvania         19148
---------------------------------------------------         -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      215-468-1700
                                                        ------------

                                       N/A
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: September 10, 2005
                                                           ------------------

              Class                                     Outstanding
   ---------------------------                        ----------------
   $.10 par value common stock                        2,568,875 shares


Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                 ---      ---

                               SE FINANCIAL CORP.

                                   FORM 1O-QSB

                       FOR THE QUARTER ENDED July 31, 2005


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements (Unaudited)                1

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        10

          Item 3. Controls and Procedures                                     14

PART II- OTHER INFORMATION

          Item 1. Legal Proceedings                                           15

          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 15

          Item 3. Defaults Upon Senior Securities 13

          Item 4. Submission of Matters to a Vote of Security Holders         15

          Item 5. Other Information                                           15

          Item 6. Exhibits                                                    15


SIGNATURES

EXHIBITS

          31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.1 Report of Independent Registered Public Accounting Firm

                               SE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                     July 31,       October 31,
                                                                                      2005             2004
                                                                                 -------------    -------------
  ASSETS
      Cash and due from banks                                                    $     590,286    $     817,854
      Interest-bearing deposits with other institutions                                425,322        5,362,940
                                                                                 -------------    -------------

           Cash and cash equivalents                                                 1,015,608        6,180,794

      Certificates of deposit in other financial institutions                          192,428          188,490
      Investment securities held to maturity (estimated market value                 2,136,156                -
           of $2,149,150)
      Investment securities available for sale                                      46,291,422       48,437,319
      Loans receivable (net of allowance for loan losses
           of $452,930 and $342,875)                                                77,412,763       64,809,843
      Accrued interest receivable                                                      661,870          630,507
      Federal Home Loan Bank Stock                                                   1,480,200        1,179,000
      Premises and equipment, net                                                    1,138,378        1,063,921
      Bank owned life insurance                                                      2,929,952        1,866,689
      Other assets                                                                     664,060          422,599
                                                                                 -------------    -------------

              TOTAL ASSETS                                                       $ 133,922,837    $ 124,779,162
                                                                                 =============    =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
      Deposits                                                                   $  81,063,390    $  75,385,246
      Short-term borrowings                                                          4,600,000        7,000,000
      Federal Home Loan Bank borrowings                                             15,317,934        9,576,257
      Advances by borrowers for taxes and insurance                                    405,779          474,548
      Accrued interest payable                                                         160,627          113,839
      Other liabilities                                                                660,690          626,749
                                                                                 -------------    -------------

              TOTAL LIABILITIES                                                    102,208,420       93,176,639

  Commitments and contingencies                                                              -                -

  Stockholders' Equity
      Preferred stock - no par value; 2,000,000 shares authorized; none issued               -                -
      Common stock - $0.10 par value; 8,000,000 shares authorized;
                     2,578,875 issued and outstanding                                  257,888          257,888
      Additional paid-in capital                                                    24,860,735       24,841,836
      Retained earnings - substantially restricted                                   8,848,375        8,450,438
      Unallocated shares held by Employee Stock Ownership Plan ("ESOP")             (1,878,899)      (2,007,498)
      Accumulated other comprehensive (loss) income                                   (373,682)          59,859
                                                                                 -------------    -------------

              TOTAL STOCKHOLDERS' EQUITY                                            31,714,417       31,602,523
                                                                                 -------------    -------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 133,922,837    $ 124,779,162
                                                                                 =============    =============

  See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                Three Months Ended        Nine Months Ended
                                                                     July 31,                 July 31,
                                                             -----------------------   -----------------------
                                                                 2005         2004         2005         2004
                                                             ----------   ----------   ----------   ----------
     INTEREST AND DIVIDEND INCOME
         Loans receivable                                    $1,293,867   $  981,050   $3,634,069   $2,800,895
         Investment securities
            Taxable                                             455,171      359,515    1,321,145      840,866
            Exempt from federal income tax                       54,459       33,907      126,482       93,142
         Interest-bearing deposits with other institutions        9,592       37,228       43,999       63,157
         Other dividend income                                    9,916        3,415       25,208        8,186
                                                             ----------   ----------   ----------   ----------
                Total interest and dividend income            1,823,005    1,415,115    5,150,903    3,806,246
                                                             ----------   ----------   ----------   ----------
     INTEREST EXPENSE
         Deposits                                               518,509      434,192    1,498,676    1,351,094
         Short-term borrowings                                   50,664       26,300      117,834       52,357
         Federal Home Loan Bank borrowings                      163,782       95,519      352,658      176,594
                                                             ----------   ----------   ----------   ----------
                Total interest expense                          732,955      556,011    1,969,168    1,580,045
                                                             ----------   ----------   ----------   ----------

     NET INTEREST INCOME                                      1,090,050      859,104    3,181,735    2,226,201
         Provision for loan losses                               45,393        9,000       96,393       27,000
                                                             ----------   ----------   ----------   ----------
     NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES                       1,044,657      850,104    3,085,342    2,199,201
                                                             ----------   ----------   ----------   ----------
     NONINTEREST INCOME
         Service fees on deposit accounts                        72,886       63,864      210,451      195,652
         Earnings on bank-owned life insurance                   21,595       20,079       63,263       48,974
         Net gain on sale of investment securities               21,760         --         32,206         --
         Other                                                   12,210        8,795       35,097       26,043
                                                             ----------   ----------   ----------   ----------
                Total noninterest income                        128,451       92,738      341,017      270,669
                                                             ----------   ----------   ----------   ----------
     NONINTEREST EXPENSE
         Compensation and employee benefits                     442,896      343,981    1,321,659      957,776
         Occupancy and equipment                                 61,952       62,808      163,730      177,137
         Federal deposit insurance premiums                      16,467       10,114       38,726       30,011
         Data processing expense                                 68,573       72,826      227,231      216,088
         Professional fees                                      248,017       47,030      413,685      116,981
         Other                                                  221,278      108,088      444,776      289,150
                                                             ----------   ----------   ----------   ----------
                Total noninterest expense                     1,059,183      644,847    2,609,807    1,787,143
                                                             ----------   ----------   ----------   ----------

     INCOME BEFORE TAXES                                        113,925      297,995      816,552      682,727

     INCOME TAXES                                                24,717      106,256      252,020      242,318
                                                             ----------   ----------   ----------   ----------
     NET INCOME                                              $   89,208   $  191,739   $  564,532   $  440,409
                                                             ==========   ==========   ==========   ==========

     PER SHARE DATA:
         Earnings per share - basic and diluted              $     0.04   $     0.08   $     0.24   $     0.19
         Weighted average number of shares outstanding -
           basic and diluted                                  2,386,086    2,374,450    2,384,036    2,374,450

         Dividends per share                                       0.03           NA         0.07           NA

   See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                Retained                 Accumulated
                                                 Additional     Earnings    Unallocated    Other         Total
                                                  paid-in      Substantially shares held Comprehensive Stockholders' Comprehensive
                                   Common Stock   Capital       Restricted   by ESOP     Income (Loss)   Equity           Income
                                   ------------   -------       ----------   -------     -------------   ------           ------
                                     (Unaudited)

   Balance, October 31, 2004          $ 257,888  $24,841,836   $8,450,438  $ (2,007,498) $ 59,859       $31,602,523

   Cash dividends paid                        -            -     (166,595)            -         -          (166,595)

   ESOP shares committed to be released       -       18,899            -       128,599         -           147,498

   Net income                                 -            -      564,532             -         -           564,532     $ 564,532

   Other comprehensive income:
      Unrealized loss on available
       for sale securities, net of
       reclassification adjustment,
       net of tax benefit of $223,339                                                    (433,541)         (433,541)    $(433,541)
                                                                                                                        ---------

   Comprehensive income                       -            -            -             -         -                 -     $ 130,991
                                      ---------  -----------   ----------  ------------ ---------       -----------     =========
   Balance, July 31, 2005             $ 257,888  $24,860,735   $8,848,375  $ (1,878,899 $(373,682)      $31,714,417
                                      =========  ===========   ==========  ============ =========       ===========

   Components of other comprehensive income (loss):                                                   July 31, 2005
                                                                                                      -------------

      Change in net unrealized gain on
       investment securities available for sale                                                          $ (412,285)
      Realized gains included in net income, net taxes of $10,950                                           (21,256)
                                                                                                         ----------
   Total                                                                                                 $ (433,541)
                                                                                                         ==========

   See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                       For the Nine Months Ended July 31,
                                                                             2005            2004
                                                                        ------------    ------------
      OPERATING ACTIVITIES
         Net income                                                     $    564,532    $    440,409
         Adjustments to reconcile net income to net cash provided
           by operating activities:
             Provision for loan losses                                        96,393          27,000
             Depreciation, amortization, and accretion                       161,984         115,177
             Earnings on bank-owned life insurance                           (63,263)        (48,974)
             Increase in principal and interest on loans sold payable        157,265          86,083
             Increase in accrued interest receivable                         (31,363)        (98,720)
             Increase (decrease) in accrued interest payable                  46,788          (3,519)
             Gain on sale of investment securities                           (32,206)              -
             Other, net                                                     (221,441)        300,722
                                                                        ------------    ------------
                 Net cash provided by operating activities                   678,689         818,178
                                                                        ------------    ------------

      INVESTING ACTIVITIES
         Investment securities held to maturity:
             Purchases                                                    (2,126,156)              -
         Investment securities available for sale:
             Proceeds from principal repayments and maturities             5,274,180       8,524,421
             Purchases                                                   (12,548,509)    (34,351,781)
             Proceeds from the sale of investment securities               8,757,326               -
         Decrease (increase) in loans receivable, net                    (12,626,601)     (7,017,340)
         Proceeds from sales of real estate acquired through
            foreclosure                                                       80,000          57,122
         Purchase of Federal Home Loan Bank stock                           (556,600)       (403,400)
         Redemption of Federal Home Loan Bank stock                          255,400               -
         Purchase of bank-owned life insurance                            (1,000,000)     (1,797,636)
         Purchase of premises and equipment                                 (137,372)        (45,937)
                                                                        ------------    ------------
                 Net cash used for investing activities                  (14,628,332)    (35,034,551)
                                                                        ------------    ------------

      FINANCING ACTIVITIES
         Increase (decrease) in deposits, net                              5,678,144      (2,749,287)
         Net decrease in short-term borrowings                            (2,400,000)              -
         Proceeds from Federal Home Loan Bank borrowings                   7,400,000      10,000,000
         Repayment of Federal Home Loan Bank borrowings                   (1,658,323)        (45,340)
         Net proceeds from issuance of common stock                                -      23,036,446
         Decrease in advances by borrowers
            for taxes and insurance, net                                     (68,769)         (4,210)
         Cash dividends                                                     (166,595)              -
                                                                        ------------    ------------
                 Net cash provided by financing activities                 8,784,457      30,237,609
                                                                        ------------    ------------

                 Decrease in cash and cash equivalents                    (5,165,186)     (3,978,764)

      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     6,180,794       6,303,891
                                                                        ------------    ------------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  1,015,608    $  2,325,127
                                                                        ============    ============
      SUPPLEMENTAL CASH FLOW DISCLOSURES
         Cash paid:
             Interest                                                   $  1,922,380    $  1,583,564
             Income taxes                                                    328,128         147,000

   See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The consolidated financial statements include the accounts of SE Financial Corp. (the "Company") and St. Edmond's Federal Savings Bank (the "Bank"). The Bank includes its wholly-owned subsidiary, SE Investment Services Corp. ("Services Corp."), an inactive investment services and products provider and SE DEL Corp., a Delaware investment subsidiary which holds investment securities. All intercompany transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. In management's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

         The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended July 31, 2005, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the nine months ended July 31, 2004 comprehensive income totaled $219,376 and for the three months ended July 31, 2005 and 2004, comprehensive income (loss) totaled $43,152 and ($44,389), respectively.

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


NOTE 4 - INVESTMENTS
--------------------


The amortized cost and the fair value of investment securities held to maturity were as follows:

                                           July 31, 2005
                        ----------------------------------------------------
                                        Gross        Gross       Estimated
                         Amortized    Unrealized   Unrealized      Market
                            Cost        Gains       Losses         Value
                        -----------    --------    ---------     -----------

Municipal securities    $ 2,136,156    $ 32,931    $ (19,937)    $ 2,149,150


The  amortized  cost  and  the  fair  value  of  available-for-sale   investment
securities were as follows:

                                                                   July 31, 2005
                                                ------------------------------------------------------
                                                                 Gross        Gross         Estimated
                                                 Amortized     Unrealized   Unrealized        Market
                                                    Cost         Gains        Losses          Value
                                                -----------   -----------   -----------    -----------

Mortgage-backed securities:
     Fannie Mae                                 $22,073,106   $    15,589   $  (265,418)   $21,823,277
     Freddie Mac                                  4,906,843           982       (44,044)     4,863,782
     Government National Mortgage Association     2,444,358        20,954             -      2,465,312
                                                -----------   -----------   -----------    -----------
     Total mortgage-backed securities            29,424,307        37,525      (309,461)    29,152,371
U.S. Government
  agency securities                               9,962,763         2,219      (236,656)     9,728,325
Corporate securities                              3,029,405             -       (14,240)     3,015,165
Municipal securities                              4,252,029         2,458       (45,507)     4,208,980
                                                -----------   -----------   -----------    -----------
          Total debt securities                  46,668,504        42,202      (605,865)    46,104,841
Mutual funds                                        189,105             -        (2,525)       186,580
                                                -----------   -----------   -----------    -----------
          Total                                 $46,857,609   $    42,202   $  (608,390)   $46,291,422
                                                ===========   ===========   ===========    ===========

                                                                   October 31, 2004
                                                ------------------------------------------------------
                                                                 Gross        Gross         Estimated
                                                 Amortized     Unrealized   Unrealized        Market
                                                    Cost         Gains        Losses          Value
                                                -----------   -----------   -----------    -----------
Mortgage-backed securities:
     Fannie Mae                                 $23,725,032   $   138,467   $   (50,781)   $23,812,718
     Freddie Mac                                  2,673,274        19,086       (13,993)     2,678,367
     Government National Mortgage Association     3,192,711        65,014          (236)     3,257,489
                                                -----------   -----------   -----------    -----------
     Total mortgage-backed securities            29,591,017       222,567       (65,010)    29,748,574
U.S. Government
  agency securities                              13,457,313        44,475      (156,453)    13,345,335
Corporate securities                              1,000,000             -        (6,500)       993,500
Municipal securities                              4,113,449        68,113       (16,025)     4,165,537
                                                -----------   -----------   -----------    -----------
          Total debt securities                  48,161,779       335,155      (243,988)    48,252,946
Mutual funds                                        184,843             -          (470)       184,373
                                                -----------   -----------   -----------    -----------
          Total                                 $48,346,622   $   335,155   $  (244,458)   $48,437,319
                                                ===========   ===========   ===========    ===========

The amortized cost and estimated market value of debt securities at July 31, 2005, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from one to thirty years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                           Investment Securities               Investment Securities
                                              Held to Maturity                    Available for Sale
                                                       Estimated Market                   Estimated Market
                                        Amortized Cost     Value           Amortized Cost      Value
                                        -------------- ----------------    -------------- ---------------

Due less than one year                   $         -   $         -            $   215,309   $   217,528
Due after one year through five years              -             -             11,766,804    11,502,174
Due after five years through ten years             -             -              4,032,413     3,988,944
Due after ten years                        2,136,156     2,149,150             30,653,978    30,396,196
                                         -----------   -----------            -----------   -----------
                                         $ 2,136,156   $ 2,149,150            $46,668,504   $46,104,841
                                         ===========   ===========            ===========   ===========

NOTE 5 - LOANS RECEIVABLE
-------------------------

Loans receivable consist of the following:

                                                       July 31, 2005                        October 31, 2004
                                              --------------------------------     -------------------------------
                                                   Amount           Percent             Amount          Percent
                                              -----------------  -------------     -----------------  ------------
Type of Loans:
-----------------
Mortgage loans:
   One-to four- family (1)                        $ 50,239,115         64.39%          $ 43,357,098        66.45%
   Multi-family                                        450,263          0.58%             1,036,017         1.59%
   Commercial real estate                            5,008,363          6.42%             4,939,451         7.57%
   Construction (2)                                  9,723,815         12.46%             5,536,598         8.49%
Home equity loans and lines of credit               11,926,211         15.29%             9,798,082        15.02%
Loans on savings accounts                              294,734          0.38%               438,588         0.67%
Other                                                  374,420          0.48%               140,648         0.21%
                                                  -------------       ------           ------------       ------

Total loans                                         78,016,921        100.00%            65,246,482       100.00%
                                                                      ======                              ======
Less:
   Net deferred loan fees and unamortized premiums     151,228                               93,764
   Allowance for loan losses                           452,930                              342,875
                                                  ------------                         ------------

Total loans, net                                  $ 77,412,763                         $ 64,809,843
                                                  ============                         ============


-------------------
(1)  Included in this category are mixed-use loans and investor loans.
(2) Included in this category are participation interests in two loans with an aggregate balance of $1.8 million at July 31, 2005 and four loans with an aggregate balance of $2.0 million at October 31, 2004.


NOTE 6 - FEDERAL HOME LOAN BANK BORROWINGS
------------------------------------------

The following tables set forth information concerning advances with the FHLB:

                                                       Weighted-
                                                       average               Stated
                                Maturity range         interest        interest rate range     At July 31,   At October 31,
Description                  from            to          rate           from        to           2005             2004
                          ------------   ------------  ----------     --------------------   --------------  --------------
Short-term borrowings      07/12/05       05/23/06        3.60%          3.49%      3.73%     $  4,600,000      $ 7,000,000
Convertible                02/18/10       02/18/10        5.91%          5.91%      5.91%        1,000,000        1,000,000
Mid Term Repo Fixed        05/01/06       05/11/15        3.57%          2.63%      4.84%       10,800,000        6,000,000
Fixed Rate                 08/20/08       08/20/08        6.24%          6.24%      6.24%        1,500,000        2,500,000
Fixed Rate amortizing      11/03/05       05/23/08        4.17%          4.14%      6.47%        2,017,934           76,257
                                                                                              ------------     ------------
              Total                                                                           $ 19,917,934     $ 16,576,257
                                                                                              ============     ============

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

Maturities of FHLB borrowings at July 31, 2005 are summarized as follows:


 Year Ending October 31,                  Amount         Weighted-Average Rate
 -----------------------                  ------         ---------------------

     2005                             $ 2,527,896               3.52%
     2006                               5,100,000               3.08%
     2007                               4,800,000               3.56%
     2008                               4,490,038               4.78%
     2010                               1,000,000               5.91%
     2015                               2,000,000               4.84%
                                     ------------
                                     $ 19,917,934               3.95%
                                     ============


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

Comparison of the Results of Operations for the Nine Months Ended July 31, 2005 and July 31, 2004

         The Company recorded net income of $564.5 thousand for the nine months ended July 31, 2005, which represents an increase of $124.1 thousand, or 28.2%, over the same period in 2004. The increase in net income is primarily due to an increase in net interest income and non-interest income partially offset by an increase in non-interest expense.

         Net Interest Income. Net interest income for the nine months ended July 31, 2005 increased $955.5 thousand, or 42.9% to $3.2 million from $2.2 million for the same period in 2004 as a result of an increase in total interest income which more than offset an increase in interest expense. The net interest margin increased by 37 basis points to 3.54% for the nine months ended July 31, 2005 from 3.17% for the nine months ended July 31, 2004. Interest income for the nine months ended July 31, 2005 totaled $5.1 million as compared to $3.8 million for the nine months ended July 31, 2004. This increase of $1.3 million was primarily attributable to an increase in the average balance of interest-earning assets to $122.2 million for the nine months ended July 31, 2005 from $95.6 million for the nine months ended July 31, 2004 as well as an increase in the average yield on interest earning assets of 32 basis points to 5.69% for the nine months ended July 31, 2005 from 5.37% for the nine months ended July 31, 2004. The average balance of loans receivable and investment securities for the nine months ended July 31, 2005 as compared to the same period of the prior year increased $18.2 million and $15.6 million, respectively. Loans receivable increased due to increased loan demand and investment securities increased due to the purchase of mortgage-backed securities, government agencies, and municipal securities. Interest expense increased to $2.0 million for the nine months ended July 31, 2005 from $1.6 million for the nine months ended July 31, 2004 and was primarily attributable to an increase in the average balance of interest-bearing liabilities to $90.8 million for the nine months ended July 31, 2005 from $78.1 million for the nine months ended July 31, 2004 as well as an increase in the average cost of funds of 19 basis points to 2.89% for the nine months ended July 31, 2005 from 2.70% for the nine months ended July 31, 2004. The average balance of deposits and FHLB advances for the nine months ended July 31, 2005 as compared to the same period of the prior year increased $5.4 million and $7.3 million, respectively. The increase in deposits represented an increase in certificates of deposit, savings and interest bearing demand. Borrowings increased as funds were used to purchase investment securities. Management anticipates that the Company may experience margin compression in the future as the current interest rate environment could result in interest-bearing liabilities, primarily certificates of deposit, repricing faster than interest-earning assets, primarily long term mortgage loans.

         Loan Loss Provision. The provision for loan losses was $96.4 thousand for the nine months ended July 31, 2005 compared to $27.0 thousand for the nine months ended July 31, 2004 due to the increase in volume and loan mix. The loan loss provision is based upon management's assessment of a variety of factors, including levels of, and trends in, delinquencies and nonaccruals, trends in volume and terms of loans, effects of any changes in lending policies, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, national and economic trends and conditions and concentrations of credit. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

         Non-interest Income. Total non-interest income increased to $341.0 thousand for the nine months ended July 31, 2005 compared to $270.7 thousand for the nine months ended July 31, 2004 due mainly to gains on the sale of securities of $32.2 thousand, an increase of $14.8 thousand in service fees on deposit accounts and an increase of $14.3 thousand from earnings on bank-owned life insurance.

         Non-interest Expense. Non-interest expense increased to $2.6 million for the nine months ended July 31, 2005 from $1.8 million for the nine months ended July 31, 2004 due to increases in compensation and employee benefits, professional fees, and other expense of $363.9 thousand, $296.7 thousand, and $155.6 thousand, respectively. Compensation and employee benefits increased due to additions to staff, a severance payment to the former President, normal salary increases, implementation of an employee stock ownership plan for 2004, and increased medical insurance costs. Professional fees increased due mainly to costs associated with the Company's annual meeting and legal expenses incurred to defend against the actions of a dissident shareholder as well as accounting, auditing and legal fees that resulted from becoming a public reporting company including SOX compliance expenses. Other expense increased due mainly to increased advertising costs associated with the promotion of new products, telecommunications enhancement expense due to the enhancement of the technology infrastructure to upgrade data security and to facilitate cost effective franchise growth, supplies expense, costs related to the production of the annual report and proxy, and costs associated with becoming a public company.

         Additionally, the Bank currently plans to add full time employees to its staff over the next several years, including new lending/business development officers and branch personnel. The Bank previously announced plans to open two new banking offices in late 2005, one in the Roxborough section of Philadelphia, Pennsylvania and one in Ardmore, Pennsylvania.

         Income Taxes. Income tax expense increased to $252.0 thousand for the nine months ended July 31, 2005 from $242.3 thousand for the same period in 2004. The increase was due to higher pre-tax income, however, the effective rate decreased due to higher tax-exempt income.

Comparison of the Results of Operations for the Three Months Ended July 31, 2005 and July 31, 2004

         The Company recorded net income of $89.2 thousand for the three months ended July 31, 2005, versus $191.7 thousand over the same period in 2004. The decrease in net income is primarily due to an increase in non-interest expense partially offset by an increase in net interest income and non-interest income.

         Net Interest Income. Net interest income for the three months ended July 31, 2005 increased to $1.1 million from $859.1 thousand for the same period in 2004 as a result of an increase in total interest income which more than offset an increase in interest expense. The net interest margin increased by 49 basis points to 3.49% for the three months ended July 31, 2005 from 3.00% for the three months ended July 31, 2004. Interest income for the three months ended July 31, 2005 totaled $1.8 million as compared to $1.4 million for the three months ended July 31, 2004. This increase of $407.9 thousand was primarily attributable to an increase in the average balance of interest-earning assets to $127.2 million for the three months ended July 31, 2005 from $115.9 million for the three months ended July 31, 2004. This increase was also attributable to an increase in the average yield on interest-earning assets of 87 basis points to 5.77% for the three months ended July 31, 2005 from 4.90% for the three months ended July 31, 2004. The average balance of loans receivable and investment securities for the three months ended July 31, 2005 as compared to the same period of the prior year increased $19.4 million and $8.6 million, respectively. Loans receivable increased due to increased loan demand and the addition of a Chief Lending Officer and investment securities increased due to the purchase of mortgage-backed securities, government agencies, and municipal securities. Interest expense increased to $732.9 thousand for the three months ended July 31, 2005 from $556.0 thousand for the three months ended July 31, 2004 and was primarily attributable to an increase in the average balance of interest-bearing liabilities to $127.2 million for the three months ended July 31, 2005 from $115.9 million for the three months ended July 31, 2004 as well as an increase in the average cost of funds of 38 basis points to 3.02% for the three months ended July 31, 2005 from 2.64 % for the three months ended July 31, 2004. The average balance of deposits and FHLB advances for the nine months ended July 31, 2005 as compared to the same period of the prior year increased $7.3 million and $5.3 million, respectively. The increase in deposits represented an increase in certificates of deposit, savings and interest bearing demand. Borrowings increased as funds were used to purchase investment securities.

         Loan Loss Provision. The provision for loan losses was $45.4 thousand for the three months ended July 31, 2005 compared to $9 thousand for the three months ended July 31, 2004 due to the increase in volume and loan mix. The loan loss provision is based upon management's assessment of a variety of factors, including levels of, and trends in, delinquencies and nonaccruals, trends in volume and terms of loans, effects of any changes in lending policies, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, national and economic trends and conditions and concentrations of credit. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

         Non-interest Income. Total non-interest income increased to $128.0 thousand for the three months ended July 31, 2005 compared to $92.7 thousand for the three months ended July 31, 2004 due mainly to gains on the sale of securities of $22 thousand and an increase of $9 thousand in service fees on deposits.

         Non-interest Expense. Non-interest expense increased to $1.1 million for the three months ended July 31, 2005 from $644.8 thousand for the three months ended July 31, 2004. The increase in non-interest expense was due to increases in compensation and employee benefits, professional fees, and other expense of $99 thousand, $201 thousand and $113 thousand, respectively. The increase in compensation and employee benefits was due to additions to staff, normal salary increases and employee stock ownership plan expense. The increases in professional fees were due mainly to costs associated with the Company's annual meeting and legal expenses incurred to defend against the actions of a dissident shareholder as well as accounting, auditing and legal fees that resulted from becoming a public reporting company, including SOX compliance expenses. Other expense increased due mainly to increased advertising costs associated with the promotion of new products, telecommunications enhancement expense due to the enhancement of the technology infrastructure to upgrade data security and to facilitate cost effective franchise growth, supplies expense, costs related to the production of the annual report and proxy, and costs associated with becoming a public company.


         Income Taxes. Income tax expense was $24.7 thousand for the three months ended July 31, 2005 as compared to $106.2 thousand for the same period in 2004 due mainly to a decrease in pre-tax income.


Comparison of Financial Condition at July 31, 2005 and October 31, 2004

         Assets and Liabilities. The Company's total assets increased by $9.1 million to $133.9 million at July 31, 2005 from $124.8 million at October 31, 2004.

         Cash and cash equivalents decreased to $1.0 million at July 31, 2005 from $6.2 million at October 31, 2004. Cash and cash equivalents decreased during the period as funds were utilized to fund loan originations.

         Investment securities held to maturity were $2.1 million at July 31, 2005 as the result of the purchase of municipal securities during the quarter. The Company classified these securities as held to maturity in order to diversify the portfolio. The Company has no investment securities held to maturity at October 31, 2004.

         Investment securities available for sale decreased by $2.1 million, to $46.3 million at July 31, 2005 from $48.4 million at October 31, 2004. The decrease is principally due to mortgage-backed security repayments and sales and a decrease in the net unrealized gain.

         Net loans receivable increased $12.6 million, or 19.4%, to $77.4 million at July 31, 2005 from $64.8 million at October 31, 2004, as the Company continued to experience strong loan production. The increase in net loans receivable was primarily the result of increases in one- to four-family residential mortgages (which includes owner and non-owner occupied properties), home equity loans and construction financing in the amount of $6.9 million, $2.1 million and $4.2 million, respectively. The increase was due to the addition of a Chief Lending Officer and strong loan volume.

         The allowance for loan losses increased to $452.9 thousand at July 31, 2005 from $342.9 thousand at October 31, 2004 and represented .59% of the gross loan portfolio at July 31, 2005. The Company had nonaccrual loans of $60.9 thousand and $53.8 thousand at July 31, 2005 and October 31, 2004, respectively. Management does not believe the nonaccrual loans or any amounts classified as nonperforming will have a significant effect on operations or liquidity in 2005. Furthermore, management is not aware of any trends or uncertainties related to any loans classified as doubtful or substandard that might have a material effect on earnings, liquidity or capital resources.

         Bank owned life insurance increased to $2.9 million at July 31, 2005 from $1.9 million at October 31, 2004 due to an additional purchase of $1.0 million.

         Total deposits increased to $81.1 million at July 31, 2005 from $75.4 million at October 31, 2004. This was primarily a result of an increase in certificates of deposit, money market accounts, and checking accounts of $3.4 million, $1.9 million and $1.2 million, respectively, offset by a decrease in savings of $679 thousand.

         Short-term borrowings decreased to $4.6 million at July 31, 2005 from $7.0 million at October 31, 2004 due to repayments of $2.4 million.

         Federal Home Loan Bank borrowings increased to $15.3 million at July 31, 2005 from $9.6 million at October 31, 2004. The increase is due to new borrowings of $7.4 million offset by repayments of $1.7 million and repayments. The Bank borrowed funds to purchase investment securities and mortgage-backed securities.

         Stockholders' Equity. Total stockholders' equity increased to $31.7 million at July 31, 2005 from $31.6 million at October 31, 2004. This increase was attributable to net income of $564.5 thousand and the release of ESOP shares in the amount of $147.5 thousand, offset by accumulated other comprehensive loss of $433.5 thousand and cash dividends paid in the amount of $166.6 thousand. Accumulated other comprehensive income decreased as a result of an increase in the net unrealized loss on investment securities available for sale. Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for each interim period and year end period depending on economic and interest rate conditions. On July 29, 2005 the Company announced a stock repurchase program authorizing the repurchase of up to 10% of the outstanding common stock of the Company equating to 257,888 shares.


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

         The  Company's  liquid  assets  consist  of cash and cash  equivalents, certificates of deposit in other financial institutions and investment securities classified as available for sale. The level of these assets is dependent on the Company's operating, investing, and financing activities during any given period. At July 31, 2005, cash and cash equivalents totaled approximately $1.0 million, or .76% of total assets while investment securities classified as available for sale and certificates of deposit in other financial institutions totaled approximately $46.5 million, or 34.7% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year.

         Operating activities provided net cash of approximately $678.7 thousand and $818.2 thousand for the nine months ended July 31, 2005 and 2004, respectively and were principally generated from net income of $564.5 thousand and $440.4 thousand in each of the respective periods.

             Investing activities consist primarily of loan originations and repayments and investment purchases, sales and maturities. For the nine months ended July 31, 2005, these cash usages primarily consisted of an increase in net loans receivable of $12.7 million, purchases of investment securities of $14.7 million, and the purchase of bank-owned life insurance in the amount of $1.0 million. Partially offsetting the usage of investment activities is $14.1 million of proceeds from investment security sales, maturities and repayments. For the same period ended 2004, cash usages primarily consisted of investment purchases of $34.4 million, an increase in net loan receivable of $7.0 million and the purchase of bank-owned life insurance in the amount of $1.8 million. Partially offsetting the usage of investment activities were proceeds from repayments and maturities of investment securities in the amount of $8.5 million.

         Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, and advances by borrowers for taxes and insurance and the payment of cash dividends. For the nine months ended July 31, 2005, net cash provided by financing activities totaled $8.8 thousand and was principally from an increase in deposits of $5.7 million and an increase in FHLB borrowings of $7.4 million offset by the repayment of short-term borrowings in the amount of $2.4 million and the repayment of FHLB borrowings of $1.7 million. For the same period in 2004, net cash provided by financing activities totaled $30.2 million and was primarily derived from net proceeds derived from common stock sold in the Company's initial public offering of $23.0 million and an increase in FHLB advances in the amount of $10.0 million offset by a decrease in deposits of $2.7 million.

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

            The Bank is subject to federal regulations imposing minimum capital requirements. Management monitors the Bank's total risk-based, Tier I risk-based, and Tier I leverage capital ratios to assess compliance with regulatory guidelines. At July 31, 2005, the Bank exceeded the minimum capital ratio requirements.



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


ITEM 1. LEGAL PROCEEDINGS
               Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
               None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the "Meeting") of the Company was held on June 6, 2005. There were outstanding and entitled to vote at the Meeting 2,578,875 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 2,499,044 shares of Common Stock representing 96.9% of the total eligible votes to be cast. The matters voted on at the Meeting and the result of the voting at the Meeting was as follows (percentages in terms of votes cast):

    Election of Directors
    Samuel Barsky                 FOR:          2,054,958      PERCENT FOR:        82.2%
                                   WITHHELD:      444,086      PERCENT WITHHELD:   17.8%
    Andrew A. Hines               FOR:          2,055,958      PERCENT FOR:        82.3%
                                   WITHHELD:      443,086      PERCENT WITHHELD:   17.7%
    William F. Saldutti, III      FOR:          2,055,958      PERCENT FOR:        82.3%
                                   WITHHELD:      443,086      PERCENT WITHHELD:   17.7%

     Ratification of Auditors

     Ratification of the appointment of S.R. Snodgrass, A.C. as independent auditor for the Company for the fiscal year ending October 31, 2005.

                                  FOR:          2,205,168      PERCENT FOR:        88.2%
                                  AGAINST:         91,613      PERCENT AGAINST:     3.7%
                                  ABSTAIN:        202,263      PERCENT ABSTAIN:     8.1%

ITEM 5. OTHER INFORMATION
               None.

ITEM 6. EXHIBITS
               (a) Exhibits
                    3(i)   Articles of Incorporation of SE Financial Corp. *
                    3(ii)  Bylaws of SE Financial Corp. *
                    4      Specimen Stock Certificate of SE Financial Corp. *
                    10.1   Executive Life Insurance Plan **
                    10.2   Directors' Incentive Retirement Plan **
                    10.3   Executive Officers' Incentive Retirement Plan **
                    10.4   Form of Management Severance Agreement ***
                    31     Certification  pursuant  to   Section   302   of  the
                           Sarbanes-Oxley Act of 2002
                    32     Certification   pursuant to   Section   906   of  the
                           Sarbanes-Oxley Act of 2002
                    99.1   Report of Independent Registered Public Accounting
                           Firm

     * Incorporated by reference to the identically numbered exhibit to the Company's registration statement on Form SB-2 (File No. 333-112153) filed with the SEC on January 23, 2004.

     ** Incorporated by reference to the identically numbered exhibit to the Company's registration statement on Form SB-2 (File No. 333-112153) filed with the SEC on March 1, 2004.

     *** Incorporated by reference to the exhibit to the Company's Form 8-K (File No. 000-50684) filed with the SEC on September 2, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SE FINANCIAL CORP.



Date: September 14, 2005                    /s/Pamela M. Cyr
      ------------------                    ------------------------------------
                                            Pamela M. Cyr
                                            President and CEO
                                            (Principal Executive and Financial &
                                            Accounting Officer)