Form 10KSB
period 2005-10-31
SE FINANCIAL CORP
filed 2006-01-30
CIK 1277138

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to ___________________

Commission File No.0-50684

SE Financial Corp.
(Name of Small Business Issuer in Its Charter)

Pennsylvania	57-1199010
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1901-03 East Passyunk Avenue,	19148
Philadelphia, Pennsylvania	(Zip Code)
(Address of Principal Executive Offices)

Issuer’s Telephone Number, Including Area Code: (215) 468-1700

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.10 per share

(Title of Class)

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

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

Indicate by check mark whether the issuer is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No

The issuer’s revenues for its most recent fiscal year were $7.5 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the last sale price of the issuer’s common stock on January 25, 2006, was $22.8 million.

As of January 25, 2006, there were issued and outstanding 2,286,375 shares of the issuer’s Common Stock.

Transitional Small Business Disclosure Format (check one):

Yes	No

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended October 31, 2005. (Part II)
2.	Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders. (Part III)

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

The Bank is a community-oriented savings organization, providing traditional retail banking services. The Bank’s lending products include one- to four-family residential mortgage loans (including investor loans and mixed-use loans), multi-family mortgage loans, commercial real estate mortgage loans, construction loans, home equity loans, savings account loans and other consumer loans. The Bank’s primary source of funds for its lending and investing activities is deposits, with a concentration in certificates of deposit. At October 31, 2005, the Bank conducted its operations through its main office and a branch office located in Sewell, New Jersey. In December 2005, the Bank opened a new branch office in the Roxborough area of Philadelphia. The Bank anticipates opening another branch office in Ardmore Pennsylvania in the first quarter of calendar 2006.

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

Market Area and Competition

The Bank defines its primary market area as Philadelphia and vicinity, and certain postal codes surrounding its branch office located in Sewell, New Jersey. The Bank also originates loans on real estate located within a 100 mile radius of its main office and considers this area as within its primary market area.

The Philadelphia market is an urban market area and can be characterized as having a blue collar customer base, lower average household incomes and lower average home prices. In comparison to the Philadelphia market, the Sewell market is a more affluent suburban area with a more white collar customer base, higher average household incomes and higher average home prices.

The main Philadelphia office is the primary office for the Bank’s activities. At October 31, 2005, deposits at the main office totaled approximately $77.8 million and deposits at the Sewell office totaled approximately $9.6 million.

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

Lending Activities

Loan Portfolio Data.   Set forth below is selected data relating to the composition of the Company’s loan portfolio by type of loan on the dates indicated:

	At October 31,

	2005		2004

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loans:
Mortgage loans:
One- to four-family(1)	$52,817	61.96%	$43,357	66.45%
Multi-family	707	0.83	1,036	1.59
Commercial real estate	5,565	6.52	4,939	7.57
Construction(2)	13,035	15.29	5,537	8.49
Home equity loans and lines of credit	12,716	14.91	9,798	15.02
Loans on savings accounts	301	0.35	439	0.67
Other	119	0.14	140	0.21

Total loans	85,260	100.00%	65,246	100.00%

Less:
Net deferred loan fees and unamortized premiums	151		94
Allowance for loan losses	507		343

Total loans, net	$84,602		$64,809

(1)	Included in this category are mixed-use loans and investor loans.
(2)	Included in this category are participation interests in two loans with an aggregate balance of $2.1 million at October 31, 2005 and participation interests in four loans with an aggregate balance of $2.0 million at October 31, 2004.

Loan Maturity Schedule.   The following table sets forth the contractual maturity of the Company’s loan portfolio at October 31, 2005.

	One- to four- family(1)	Multi- family	Commercial real estate	Construction	Home equity loans	Loans on savings accounts	Other	Total

	(In thousands)
Amounts Due:
Within 1 Year	$669	$—	$33	$9,627	$1,314	$32	$53	$11,728

After 1 year:
1 to 3 years	1,229	—	128	3,408	285	156	14	5,220
3 to 5 years	1,876	—	2,382	—	1,296	113	16	5,683
5 to 10 years	5,000	63	730	—	3,743	—	—	9,536
10 to 15 years	10,074	644	607	—	5,219	—	—	16,544
Over 15 years	33,969	—	1,685	—	859	—	36	36,549
Total due after one year	52,148	707	5,532	3,408	11,402	269	66	73,532

Total amount due	$52,817	$707	$5,565	$13,035	$12,716	$301	$119	$85,260

(1)	Included in this category are mixed-use loans and investor loans.

The following table sets forth the dollar amount of all loans at October 31, 2005 that are due after October 31, 2006.

	Fixed Rates	Floating or Adjustable Rates	Total

	(In thousands)
One to four family	$38,531	$13,617	$52,148
Multi-family	403	304	707
Commercial real estate	3,456	2,076	5,532
Construction	550	2,858	3,408
Home equity loans	8,225	3,177	11,402
Loans on savings accounts	269	—	269
Other	66	—	66

Total	$51,500	$22,032	$73,532

One- To Four-Family Mortgage Loans.   The Bank’s portfolio contains one- to four-family mortgage loans, the majority of which are secured by property located in Philadelphia County, Pennsylvania. Included in this category are mortgage loans on mixed-use properties, which are properties that combine retail or service activity with up to four units of residential housing.

The Bank generally originates mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios up to 95%. For loans exceeding an 80% loan-to-value ratio, the Bank requires the borrower to obtain private mortgage insurance covering the Bank for any loss on the amount of the loan in excess of 80% in the event of foreclosure. The majority of the Bank’s one- to four-family mortgage loans are originated with fixed rates, and generally have terms of between 15 and 30 years. The Bank also offers adjustable-rate loans which have interest rates that adjust periodically to the yield on one-year, three-year or five-year U.S. Treasury securities plus a margin. These adjustable-rate loans have maturities of up to 30 years. The Bank’s one- and three-year adjustable-rate mortgages generally have a cap of two percentage points on rate adjustments during any one year and five percentage points over the life of the loan. The five-year adjustable rate loan does not have such limitations.

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

Reflecting the Bank’s Philadelphia market area, at October 31, 2005 and 2004, approximately $18.8 million and $16.3 million, respectively, of the Bank’s one- to four-family mortgage loan portfolio consisted of mortgage loans on nonowner-occupied properties (investor loans), representing 36.4% and 37.7% of one- to four-family mortgage loans and 22.0% and 25.0% of total loans. Such loans are generally originated in amounts of up to 75% of the lesser of the appraised value or purchase price of a mortgaged property. These loans generally have fixed rates and terms of up to 20 years.

Multi-Family and Commercial Real Estate Loans.   The Bank originates commercial real estate mortgage loans, including loans on multi-family dwellings, retail/service space, and other income-producing properties and land. The Bank generally requires no less than 20% down payment or equity for loans on multi-family properties and 25% for non-residential properties. Typically these loans are made with fixed rates of interest, amortization schedules of up to twenty-five years and may have a balloon feature. Essentially all of the Bank’s commercial real estate loans are within the Bank’s primary market areas.

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

Construction Lending.    The Bank originates loans to builders/developers for the construction of multi-unit or mixed-use properties. The Bank’s construction lending also includes loans to individuals for construction of a primary residence. The Bank generally originates construction loans in an amount up to 75% of the appraised value for a multi-family or commercial real estate construction loan, and up to 80% for a one- to four-family residential construction loan. The Bank typically converts construction loans to individuals into permanent loans on completion of construction but does not require take-out financing prior to origination. Essentially all of the Bank’s construction lending is in its primary market areas.

Construction loans increased to $13.0 million at October 31, 2005 as compared to $5.5 million at October 31, 2004. The Bank’s largest construction loan had a balance of approximately $1.5 million at October 31, 2005, representing acquisition of a property to build six single family dwellings in Wildwood Crest, New Jersey.

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

Home Equity Loans.    The Bank’s home equity loan portfolio includes fixed rate home equity installment and variable rate home equity lines of credit with terms of up to 20 years. Home equity loans are primarily originated in the Bank’s primary market areas and are made in amounts up to 80% of value.

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

Other Loans.    Other loans offered by the Bank have consisted of unsecured consumer loans up to a maximum of $5,000 per loan with terms generally up to five years. Such loans have fixed rates of interest.

Unsecured consumer loans entail greater risks than residential mortgage loans. Further, consumer loan repayment is dependent on the borrower’s continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

Loans to One Borrower.   Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of October 31, 2005, the Bank’s loans to one borrower limit was approximately $3.2 million.

The Bank’s largest single borrower had an aggregate loan balance outstanding of approximately $2.9 million at October 31, 2005, representing three loans secured by residential investment properties. The Bank’s second largest borrower had an aggregate loan balance outstanding of approximately $1.9 million at October 31, 2005, representing three loan participations secured by mortgages on residential rental properties. The Bank’s third largest borrower had an aggregate loan balance outstanding of approximately $1.5 million at October 31, 2005, representing a participation to build condominiums. The Bank’s fourth largest borrower had an aggregate loan balance outstanding of approximately $1.2 million at October 31, 2005, representing a construction loan to build four condominiums. The Bank’s fifth largest borrower had an aggregate loan balance outstanding of approximately $1.1 million at October 31, 2005, representing a construction loan to renovate a single-family dwelling. At October 31, 2005, the Bank’s second largest borrower has been classified as special mention due mainly to a delay in payments under 90 days.

Loan Originations, Purchases and Solicitation and Processing.   The Bank’s customary sources of loan applications include repeat customers, real-estate brokers who meet the Bank’s underwriting standards, referrals, “walk-in” customers, and customers responding to advertising in local publications.

The Bank generally does not purchase whole loans. The Bank does occasionally purchase participations in loans originated by others. The Bank purchased participations totaling $600,000 in 2005 and $5.8 million in 2004. As of October 31, 2005, the Bank’s largest participation loan had a balance of approximately $1.5 million, representing a participation to build condominiums.

Loan Commitments.   The Bank gives written commitments to prospective borrowers on all residential or one-to-four family mortgage loans. Generally, the commitment requires acceptance within sixty days of the date of the issuance. The total amount of commitments to extend credit for mortgage and consumer loans as of October 31, 2005, was approximately $15.3 million, including commitments on lines of credit and including undisbursed portions of construction loans totaling $9.9 million.

Loan Approvals.   The Management Loan Committee has authority to approve loans or total aggregate credit exposure up to $1.5 million. Loans or total aggregate exposure in excess of $1.5 million must be approved by the Board Loan Committee. Loans in excess of 10% of the Bank’s unimpaired capital must be approved by the full Board of Directors.

Non-Performing Loans and Problem Assets

Collection Procedures.   The borrower is notified by mail when a loan is 15 days delinquent. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and a second collection notice is sent. When a loan is ninety days delinquent, it is referred to an attorney for collection. All reasonable attempts are made to collect from the borrower prior to referral to an attorney for collection. In certain instances, the Bank may at its discretion modify the loan to enable the borrower to reorganize his financial affairs and the Bank attempts to work with the borrower to establish a repayment schedule to cure the delinquency.

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

	At October 31,

	2005	2004

	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$67	$45
Multi-family	—	—
Commercial real estate	—	—
Home equity loans	—	1
Consumer loans	2	7

Total	$69	$53

Accruing loans which are contractually past due 90 days or more:
Loans on savings accounts	—	37
Other	—	—

Total	$69	$37

Total non-performing loans	$69	$90

Real estate owned	$—	$72

Other non-performing assets	$—	$—

Total non-performing assets	$69	$162

Total non-performing loans to net loans	0.08%	0.14%

Total non-performing loans to total assets	0.05%	0.07%

Total non-performing assets to total assets	0.05%	0.13%

For the year ended October 31, 2005, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire period was approximately $5,000. This amount was not included in the Bank’s interest income for the period. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during the year ended October 31, 2005 was approximately $1,000.

Classified Assets.    Management, in compliance with Office of Thrift Supervision guidelines, has instituted an internal loan review program, whereby loans may be classified as special mention, substandard, doubtful or loss. The Bank also engages a third party for loan review once a year. The scope of the review primarily includes individual loan reviews and risk-rating analysis and encompasses approximately 70% of the Bank’s multi-family and commercial portfolio. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount considered prudent by management. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged off.

An asset is considered substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated special mention by management.

Management’s classification of assets is reviewed by the Board on a monthly basis and by the regulatory agencies as part of their examination process. The following table discloses the Bank’s classification of assets and designation of certain loans as special mention as of October 31, 2005. At October 31, 2005, all of the classified assets and special mention designated assets were loans. At October 31, 2005, the full amount of loans classified as substandard is included within non-performing assets reported for that same date. At October 31, 2005, the allowance for loan losses totaled $507,000 and $8,000 of that was recorded in connection with the loans reported as substandard, doubtful or loss for that same date.

At October 31, 2005

(In thousands)

Special Mention	$3,189
Substandard	69
Doubtful	2
Loss	1

Total	$3,261

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

Although there may be other factors that also warrant consideration in maintaining an allowance at a level sufficient to provide for probable and reasonably estimable losses, the Bank considers the following factors which are included in the Bank’s Asset Classification and Valuation Allowance Policy in connection with its determination of loss factors and as part of its overall evaluation of the allowance for loan losses:

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

The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	For the Year Ended October 31,

	2005	2004

	(Dollars in thousands)

Allowance balance (at beginning of period)	$343	$263

Provision for loan losses	150	97

Loans charged off:
Mortgage loans:
One- to four-family	6	36
Multi-family	—	—
Other	1	5

Total charge-offs	7	41
Recoveries:
Mortgage loans	19	15
Other	2	9

Total recoveries	21	24

Net (charge-offs) recoveries	14	(17)

Allowance balance (at end of period)	$507	$343

Total loans outstanding	$84,602	$65,246

Average loans outstanding	$73,363	$54,807

Allowance for loan losses as a percent of total loans outstanding	0.60%	0.53%

Net loans charged off as a percent of average loans outstanding	(0.02)%	0.03%

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

	At October 31,

	2005		2004

	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

	(Dollars in thousands)
At end of period allocated to:
Mortgage loans:
One- to four-family	$290	61.96%	$263	66.45%
Multi-family	6	0.83	8	1.59
Commercial real estate	93	6.52	37	7.57
Construction	75	15.29	11	8.49
Home equity loans	35	14.91	20	15.02
Loans on savings accounts	—	0.35	—	0.67
Other	8	0.14	4	0.21

Total allowance	$507	100.00%	$343	100.00%

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

The investment policy of the Company, which is established by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Company’s lending activities. Generally, the Company’s investment policy is to invest funds in various categories of securities and maturities based upon the Company’s liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. Investment authority is held by the Principal Executive and Financial Officer up to $5.0 million. All investments greater than $5.0 million must be approved by the Board. The Board of Directors reviews the Company’s securities portfolio on a monthly basis.

The Company’s investment policy does not permit participation in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, the Company’s investment policy does not permit investment in securities which are not rated investment grade ‘A’ or higher at time of purchase.

The various obligations held in the Company’s securities portfolio have varying characteristics as to rate, maturity and call provisions. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with and without prepayment penalties. Callable securities totaled approximately $14.8 million at October 31, 2005, and the Company’s investment yield could be reduced if these securities are called prior to maturity.

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

Securities Portfolio

The following table sets forth the carrying value of the Company’s investment and mortgage-backed securities portfolio at the dates indicated.

	At October 31,

	2005	2004

	(In thousands)
Securities Available for Sale (at fair value):
Mortgage-backed securities	$33,049	$29,749
U.S. government agency securities	9,659	13,345
Municipal securities	4,183	4,166
Corporate notes	3,004	993
Mutual funds	188	184

Total securities available for sale	50,083	48,437

Securities Held to Maturity:
Municipal securities	2,150	—

Total securities	$52,233	$48,437

Carrying Values, Yields and Maturities.   The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company’s investment and mortgage-backed securities portfolio at October 31, 2005.

	At October 31, 2005

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities

	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value

	(Dollars in thousands)
Mortgage-backed securities	$—	0.00%	$—	0.00%	$2,313	4.62%	$30,736	4.63%	$33,049	4.63%	$33,049
U.S. government agency Securities	219	5.48	9,195	3.84	245	4.00	—	0.00	9,659	3.88	9,659
Municipal securities	—	0.00	2,226	3.61	1,315	3.84	2,792	4.80	6,333	4.18	6,332
Corporate notes	—	0.00	—	0.00	975	4.00	2,029	5.30	3,004	4.79	3,004
Mutual funds	—	0.00	—	0.00	—	0.00	188	3.48	188	3.48	188

Total	$219	5.48%	$11,421	3.80%	$4,848	4.25%	$35,745	4.68%	$52,233	4.18%	$52,232

Sources of Funds

General.   Deposits are the major source of the Bank’s funds for lending and other investment purposes. In addition, funds are derived from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. While scheduled loan and mortgage-backed securities payments are a relatively stable source of funds, deposit inflows and loan and mortgage-backed securities prepayments are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the FHLB) are also periodically used to supplement the amount of funds for lending and investment.

Deposits.   Deposits are obtained primarily from residents of Philadelphia County, Pennsylvania, and to a lesser degree, Gloucester County, New Jersey. Historically, the Bank has used traditional methods of advertising, including print media, direct mail and inserts included with customer statements; however, it relies primarily on its reputation in the community and referrals to attract new customers and deposits. The Bank has from time to time utilized the services of deposit brokers. At October 31, 2005, brokered deposits totaled $2.8 million. The Bank occasionally offers premiums or incentives for opening accounts.

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

The Bank has a high percentage of certificates of deposit in its deposit portfolio (69.1% at October, 31, 2005). The Bank’s liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. Historically, a significant portion of the certificates of deposit has remained with the Bank after they mature and the Bank believes that this will continue. However, the need to retain these time deposits could result in an increase in the Bank’s cost of funds.

Deposit accounts are summarized at October 31, 2005 and 2004, respectively, as follows.

	2005		2004

	Amount	%	Amount	%

	(Dollars in thousands)

Non interest-bearing demand	$2,800	3.2%	$3,969	5.3%
NOW accounts	6,200	7.1	2,997	4.0
Money market deposit	9,403	10.8	4,803	6.4
Savings	8,601	9.8	10,593	14.0

	27,004	30.9	22,362	29.7

Time certificates of deposit:
0.90 – 2.00%	1,705	2.0	12,589	16.7
2.01 – 4.00%	26,202	30.0	23,973	31.8
4.01 – 6.00%	32,338	37.0	15,779	20.9
6.01 – 8.00%	159	0.1	682	0.9

	60,404	69.1	53,023	70.3

Total	$87,408	100.0%	$75,385	100.0%

The scheduled maturities of time certificates of deposit as of October 31, 2005 are as follows.

(In thousands)

Within one year	$34,516
Beyond one year but within two years	8,381
Beyond two years but within three years	6,526
Beyond three years but within four years	4,397
Beyond four years but within five years	6,584

Total	$60,404

Included in the above table are five year certificates of deposit that have provisions which allow depositors to withdraw funds without incurring an early withdrawal penalty. At October 31, 2005, such certificates of deposit totaled $10.4 million. The Bank no longer offers certificates of deposit with this no-penalty provision. At October 31, 2005, the weighted average rate was 3.44% and the scheduled maturities on these certificates of deposit were as follows: $4.3 million within one year; $2.7 million beyond one year but within two years; $2.8 million beyond two years but within three years; and $600,000 beyond three years but within four years. The actual maturity of these certificates of deposit may be materially shorter than indicated.

The following table shows the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of October 31, 2005.

Maturity Period	Certificates of Deposits

(In thousands)

Within three months	$2,652
Three through six months	5,226
Six through twelve months	4,347
Over twelve months	5,299

Total(1)	$17,524

____________________

(1)	As of October 31, 2005, includes $10.4 million of five-year certificates of deposit that allow depositors to withdraw funds without penalty.

Borrowings.   Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes. The Bank also, as the need arises or in order to take advantage of investment opportunities, borrows funds in the form of FHLB advances and a line of credit from the FHLB. Borrowings from the FHLB are typically secured by the Bank’s stock in the FHLB and a portion of the Bank’s residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. government.

Maturities of FHLB advances at October 31, 2005 and 2004, respectively, are summarized as follows:

	2005		2004

Year Ending October 31,	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate

	(Dollars in thousands)

2005	$—	0.00%	$7,065	1.98%
2006	16,494	3.84	3,011	2.64
2007	5,512	3.64	3,000	3.30
2008	2,929	5.12	2,500	5.29
2009	—	0.00	—	0.00
2010	1,000	5.91	1,000	5.91
2015	2,000	4.84	—	—

	$27,935	4.08%	$16,576	3.08%

See Notes 8 and 9 of the notes to the consolidated financial statements for more information regarding borrowings.

Subsidiary Activity

The Company’s only subsidiary is the Bank. The Bank is permitted to invest its assets in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The Bank has one inactive service corporation. The Bank also has one investment subsidiary, SE DEL Corp., a Delaware-chartered corporate subsidiary that was formed in 2005 solely to hold certain investment securities that the Bank is authorized to hold directly.

Personnel

As of October 31, 2005, the Bank had 31 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Regulation

Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. The Bank and the Company operate in a highly regulated industry. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings institution may engage and is intended primarily for the protection of the deposit insurance fund and depositors.

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

Regulation of the Company

General.   The Company is a savings and loan holding company within the meaning of Section 10(o) of the Home Owners’ Loan Act. It is registered as a savings and loan holding company and files reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the Office of Thrift Supervision to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

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

Regulatory Capital Requirements.    Office of Thrift Supervision capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with these regulatory capital standards as of October 31, 2005.

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

Tier 1 is defined as common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits of mutual savings banks. The Bank does not have any active subsidiaries other than SE Del Corp, non-withdrawable accounts or pledged deposits. Tier 1 capital is reduced by an institution’s intangible assets, with limited exceptions for certain servicing rights, interest-only strips and purchased credit card relationships. Tier 1 capital is further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiaries that are depository institutions or their holding companies.

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

Qualified Thrift Lender Test.   Federal savings institutions must meet a qualified thrift lender (“QTL”) test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift Investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of October 31, 2005 and in each of the last twelve months and, therefore, qualifies as a QTL.

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

The USA Patriot Act.    The Bank is subject to Office of Thrift Supervision regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act. The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. As of October 31, 2005, management of the Bank believes all required actions to be taken by the Bank under the USA Patriot Act have been completed.

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

Item 2.     Description of Property

(a)      Properties.

The following table sets forth the location of the Bank’s main office and branch office, the year the offices were opened and the net book value of each office and its related equipment. Also at October 31, 2005, the Bank was in the process of constructing two new branch offices. In December 2005, the Roxborough office, at 5873 Ridge Avenue, Philadelphia, Pennsylvania, was opened. The Bank anticipates opening its Ardmore office in the first calendar quarter of 2006 at 20 Woodside Road, Ardmore, Pennsylvania. The Roxborough office is owned and the Ardmore office is leased.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at October 31, 2005

			(In thousands)
Main Office 1901-03 E. Passyunk Avenue Philadelphia, PA 19148	1991	Owned	$1,083

Washington Township Branch 438 Ganttown Road Suite 1-A Sewell, NJ 08080	1996	Owned	$ 93

(b)      Investment Policies.

See “Item 1. Description of Business – Investment Activities” above for a general description of the Company’s investment policies. The Company’s investment policy is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Bank’s lending activities.

(1)      Investments in Real Estate or Interests in Real Estate.    See “Item 1. Description of Business – Lending Activities,” and “Item 2. Description of Property.”

(2)      Investments in Real Estate Mortgages.    See “Item 1. Description of Business – Lending Activities.”

(3)      Securities of or Interests in Persons Primarily Engaged in Real Estate Activities.    See “Item 1. Description of Business – Lending Activities.”

(c)      Description of Real Estate and Operating Data.

Not applicable.

Item 3.     Legal Proceedings

The Company or the Bank is periodically involved in various claims and lawsuits, such as claims to enforce liens and other issues incident to business of the Company and the Bank. While the ultimate outcome of these proceedings cannot be predicated with certainty, management, after consultation with counsel representing the Company or the Bank in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows. In addition, management was not aware of any pending or threatened material litigation as of October 31, 2005.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The information contained under the section captioned “Stock Price Information” in the Company’s Annual Report to Stockholders for the fiscal year ended October 31, 2005 filed as Exhibit 13 to this Form 10-KSB (the “Annual Report”) is incorporated herein by reference.

The Company made stock repurchases during the fourth quarter of the fiscal year ended October 31, 2005 as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1-31, 2005	10,000	$13.55	10,000	247,888
September 1-30, 2005	32,500	13.65	32,500	215,388
October 1-31, 2005	—	—	—	—

Total	42,500	$13.62	42,500	215,388

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

Item 8.     Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 8A.     Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.   Based on her evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive and financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective.

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

Item 8B.     Other Information

Not Applicable

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated herein by reference.

Item 10.     Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the Proxy Statement is incorporated herein by reference.

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2005, the Registrant had no compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	NA	NA	NA
Equity compensation plans not approved by shareholders	NA	NA	NA

Total	NA	NA	NA

Item 12.     Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors – Certain Relationships and Related Transactions” of the Proxy Statement.

Item 13.     Exhibits

The following exhibits are included in this Report or incorporated herein by reference:

(a)	List of Exhibits:

3(i)	Articles of Incorporation of SE Financial Corp. *
3(ii)	Bylaws of SE Financial Corp. *
4	Specimen Common Stock Certificate of SE Financial Corp.*
10.1	Executive Life Insurance Plan *
10.2	Form of Director Incentive Retirement Plan *
10.3	Form of Executive Officer Incentive Retirement Plan *
10.4	Form of Management Severance Agreements with Marcy C. Panzer, Pamela M. Cyr, Christopher Jacobsen, and Rick Miller**
13	Annual Report to Stockholders for the fiscal year ended October 31, 2005
21	Subsidiaries of the Registrant
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-112153).
**	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 2, 2005 (SEC File No. 000-50684).

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of January 30, 2006.

SE Financial Corp.

/s/ Pamela M. Cyr

Pamela M. Cyr
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 30, 2006.

/s/ Pamela M. Cyr	/s/ Susanne Spinell Shuster

Pamela M. Cyr	Susanne Spinell Shuster
President and Chief Executive Officer	Director
(Principal executive, financial and accounting officer)

/s/ Marcy C. Panzer

Marcy C. Panzer	Samuel Barsky
Chairman of the Board	Director and Secretary

/s/ Charles M. Cahn

Gilbert Barsky	Charles M. Cahn
Director	Director

/s/ Megan L. Mahoney

Andrew A. Hines	Megan L. Mahoney
Director	Director

/s/ J. William Parker, Jr.

J. William Parker, Jr.	Nicholas M. Renzi
Director	Director

/s/ William F. Saldutti, III

David M. Rosenberg	William F. Saldutti, III
Director	Director