Form 10KSB/A
period 2005-10-31
SE FINANCIAL CORP
filed 2006-02-28
CIK 1277138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 2005
                          --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

                           Commission File No. 0-50684

                               SE Financial Corp.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                     Pennsylvania                                57-1199010
--------------------------------------------------------      -----------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
          or Organization)                                   Identification No.)

1901-03 East Passyunk Avenue, Philadelphia, Pennsylvania          19148
--------------------------------------------------------   ---------------------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number, Including Area Code:                (215) 468-1700
                                                               --------------

Securities registered under Section 12(b) of the Exchange Act:       None
                                                                    ------

Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ___

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO
    ---       ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate  by check  mark  whether  the  issuer is a shell  company  (as
defined in Exchange Act Rule 12b-2).  YES        NO  X
                                          ---       ---

         The  issuer's  revenues  for its most  recent  fiscal  year  were  $7.5 million.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the last sale price of the issuer's common stock on January 25, 2006, was $22.8 million.

         As of January 25, 2006, there were issued and outstanding 2,286,375 shares of the issuer's Common Stock.

    Transitional Small Business Disclosure Format (check one):  YES       NO  X
                                                                    ---      ---

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act
--------------------------------------

         Set forth below is information regarding the directors and executive officers of SE Financial Corp. (the "Company") and its wholly-owned subsidiary, St. Edmond's Federal Savings Bank (the "Bank").


                                       Age at           Year First    Current
                                    October 31,         Elected or    Term to
Name                                    2005           Appointed(1)   Expire
----                                   ------          ------------   ------

Directors
Gilbert Barsky                           82                1962         2008
Samuel Barsky                            51                1989         2009
Charles M. Cahn                          50                2005         2008
Andrew A. Hines                          78                1985         2009
Megan L. Mahoney                         45                2003         2007
Marcy C. Panzer                          55                1983         2008
J. William Parker, Jr.                   46                2002         2006
Nicholas M. Renzi                        69                1980         2007
David M. Rosenberg                       53                2005         2007
William F. Saldutti, III                 46                2001         2009
Susanne Spinell Shuster                  55                2001         2006

Certain Executive Officers of the Company and the Bank
Pamela M. Cyr                            38                2005          N/A
J. Christopher Jacobsen                  38                2005          N/A
Charles Frederick Miller                 42                2005          N/A

---------------------
(1) Refers to the year the individual first became a director or officer of the Bank. Upon formation of the Company in connection with the mutual-to-stock conversion of the Bank in 2004, each then- existing director of the Bank became a director of the Company. All Company directors are also directors of the Bank. Ms. Cyr serves as a director of the Bank only.

         The business experience of each director and executive officer of the Company is set forth below. Except as otherwise indicated, each has held his or her present position for at least the past five years.

Directors

         Marcy C. Panzer has been a director since 1983. She served as Secretary and Vice Chairman of the Board until 2002 when she became Chairman of the Board. Ms. Panzer is an attorney admitted to practice in the Commonwealth of Pennsylvania. She was previously employed as Senior Vice President and Counsel by American Business Financial Services until 2000.

         Charles M. Cahn was appointed to the Board in December 2005. He is the President and Chief Executive Officer of Stewart Business Systems, LLC, a subsidiary of Global Imaging Systems Inc., a publicly traded NASDAQ company. Mr. Cahn was previously the president and chief executive officer of Stewart Industries, a document imaging company that was acquired by Global Imaging Systems Inc. in 2004. Mr. Cahn is also a partner in CKS Real Estate Holdings, LLC., a real estate investment company, with apartment units located in Philadelphia, Pennsylvania and Columbus, Ohio.

         Gilbert Barsky has been a director since 1962. Mr. Barsky is retired and was previously employed by St. Edmond's Savings Bank. He served as Vice President and Treasurer at the time of his retirement. Mr. Barsky serves as the Inspector of Elections for Montgomery County, Pennsylvania. Gilbert Barsky is the father of Director Samuel Barsky.

         Samuel Barsky has been a director since 1989 and Secretary of the Bank since May 2002. Mr. Barsky is a public accountant with the firm of Gitomer & Berenholz P.C. He is the son of Director Gilbert Barsky.

         Andrew A. Hines has been a director since 1985. Mr. Hines is retired from the Atlantic Richfield Company (ARCO).

         Megan L. Mahoney has been a director since 2003. In 2005, Ms. Mahoney became a Senior Vice President in charge of client relations and contract finance with Luminent Mortgage Capital, Inc. She was previously a regional sales manager with Platinum Direct Funding and prior to that was employed by American Business Financial Services, Inc. as a senior vice president.

         J. William Parker, Jr. has been a director since 2002. Mr. Parker is a certified public accountant and the sole owner of Signator Financial Network, which provides retirement, investment and insurance planning services.

         Nicholas M. Renzi has been a director since 1980. Dr. Renzi is a retired physician.

         David M. Rosenberg was appointed to the Board in December 2005. He has been a principal in Marsh Creek Corporate Services, an entrepreneurial company located in Exton, Pennsylvania, since 1999. Businesses acquired and grown over the years include: executive transportation, record storage and document shredding, security, fitness and insurance.

         William F. Saldutti, III has been a director since 2001. Mr. Saldutti is an attorney and a partner at the law firm of Dembo & Saldutti. He is admitted to practice law in New Jersey and Pennsylvania.

         Susanne Spinell Shuster has been a director since 2001. Ms. Shuster is a certified public accountant with a masters in taxation. She is chairman of Asher & Co., Ltd. Enterprise Group. She is also an adjunct professor at the Fox School of Business and Management at Temple University in the MBA program. Ms. Shuster serves as the Company's Audit Committee Chairman and is the Audit Committee Financial Expert.

Executive Officers

         Pamela M. Cyr became president and chief executive officer of the Company and of the Bank in March 2005. She was appointed to the Board of Directors of the Bank at the same time. She was previously the executive vice president and chief risk officer/chief financial officer of Susquehanna Patriot Bank, a post she had held since January 2004. Prior to that, she was Senior Vice President and Chief Financial Officer of Thistle Group Holdings, Co. and its subsidiary Roxborough-Manayunk Bank until its merger into Citizens Financial Group, Inc. in January 2004. She joined Thistle in September 1998 as Director of Investor Relations. Ms. Cyr is a certified public accountant and also held positions as Controller of Commerce Capital Markets from 1995 to 1998 and Manager in the financial services group at Deloitte & Touche LLP.

         J. Christopher Jacobsen became the chief operating officer of the Company and the Bank in March 2005. Mr. Jacobsen joins the Company and the Bank from his position as Senior Vice President, Business Strategy at Citizens Bank, a post he has held since January 2004. Prior to that, he was Senior Vice President, Retail Banking of Roxborough-Manayunk Bank until its merger into Citizens Financial Group, Inc. in January 2004. Mr. Jacobsen joined Roxborough-Manayunk Bank in 2000 as Vice President, Marketing and also held marketing positions of increasing responsibility at Commerce Bank and Advanta Mortgage Corp.

         Charles Frederick Miller became the chief lending and credit officer of the Company and the Bank in March 2005. Prior to joining the Company, Mr. Miller served as Executive Vice President and Senior Commercial Lending Officer of Susquehanna Patriot Bank, a post he has held since June 2004. From August of 2002 through June of 2004 Mr. Miller was Senior Vice President and Chief Lending Officer of Equity Bank. Before that Mr. Miller worked approximately twelve years with Founders Bank, the last three years of which he was Senior Vice President and Chief Lending and Credit Officer. Mr. Miller began his career at Fidelity Bank in 1986, where he completed that bank's credit training program before becoming a commercial loan officer.

Audit Committee

         The Audit  Committee  consists of  Directors  Susanne  Shuster,  Samuel
Barsky, Marcy C. Panzer and J. William Parker, Jr. This committee meets quarterly with the internal auditor and independent auditors and periodically as needed with the Company's compliance auditors. The committee met four times for the year ended October 31, 2005. All members of the Audit Committee are independent under the rules of the Nasdaq stock market, other than Ms. Panzer and Mr. Barsky, who are compensated as officers of the Company and the Bank for their services as Chairman and Secretary, respectively. The Board of Directors has determined that Ms. Shuster is an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission and to provide copies of those reports to the Company. The Company is not aware of any beneficial owner, as defined under Section 16(a), of more than ten percent of the outstanding Common Stock. To the best of the Company's knowledge, all
Section 16(a) filing requirements applicable to its officers and directors were complied with during the 2005 fiscal year other than one late filing for the purchase of 1,500 shares by Director Saldutti on June 13, 2005.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Code will be furnished without charge upon written request to the Secretary, SE Financial Corp., 1901-03 East Passyunk Avenue, Philadelphia, Pennsylvania 19148.

Item 10.  Executive Compensation
--------------------------------

Compensation of Directors

         For the year ended October 31, 2005, each director was paid an annual retainer of $5,000. The Chairman of the Board and the Secretary received respectively, an additional retainer of $50,000 and $17,500. Directors received $50 per committee meeting attended and committee chairpersons received an additional $500 per year. The Audit Committee Chairman receives $1,000 per year. The total fees paid to the directors for the year ended October 31, 2005 were approximately $71,650. Committee members who are also full-time Company or Bank employees do not receive compensation as committee members.

Executive Compensation

         The following table sets forth the compensation awarded to or earned by certain executive officers of the Company and the Bank.

                                                  Annual Compensation        Long-Term Compensation
                                                ------------------------   ---------------------------
                                     Fiscal                                   LTIP          All Other
Name and Principal Position          Year (1)    Salary          Bonus      Payouts       Compensation
---------------------------          --------    ------          -----      -------       ------------
Pamela M. Cyr, President and CEO        2005    $ 89,423        $    --      $     --        $     --

J. Christopher Jacobsen, COO            2005    $ 74,519        $15,000      $     --        $     --

Charles Frederick Miller, Chief         2005    $ 74,519        $15,000      $     --        $     --
Lending and Credit Officer

Frank S. DePaolo, former President      2005    $ 44,308        $    --      $ 12,844        $ 79,049 (2)
                                        2004     123,837          9,370            --          17,826
                                        2003     116,568          8,490            --           5,828

-------------------
(1) Ms. Cyr and Messrs. Jacobsen and Miller were appointed to their positions in March 2005. Mr. DePaolo resigned from his position in February 2005. Thus, the compensation shown above for the year ended October 31, 2005 does not reflect a full year.
(2) For 2005, consists of $73,878 paid in connection with Mr. DePaolo's resignation, the award of shares under the ESOP valued at $2,956 and an employee matching contribution to the 401(k) Plan of $2,215.

Management Severance Agreements

         The Bank has entered into Management Severance Agreements with Chairman Marcy C. Panzer, President and Chief Executive Officer Pamela M. Cyr, Chief Operating Officer J. Christopher Jacobsen, and Chief Lending and Credit Officer Charles Frederick Miller.

         The agreements have terms of thirty-six months and provide for an annual extension of the term of the agreement upon determination of the Board of Directors that the executive's performance has met the requirements and standards of the Board.

         If the individual's employment is terminated under certain circumstances relating to a change in control of the Bank, as detailed in the agreement, such individual will be paid an amount equal to 2.999 times his or her average annual aggregate taxable compensation for the most recently completed five calendar years, provided, however that any payments under the agreement will be reduced as may be necessary to not exceed the tax deductible limits under
Section 280G of the Code.

         Such agreements also provide that upon an involuntary termination of employment, absent termination for just cause, such individuals will receive a severance payment equal to twelve months of pay at the then-effective pay rate of his or her monthly base salary payable in installments at the regular pay intervals of the Bank. The current annual base salaries for these individuals are as follows: Ms. Panzer $50,000; Ms. Cyr $157,500, Mr. Jacobsen $135,000 and Mr. Miller $135,000. If change in control severance payments were to be made under the agreements as of October 31, 2005, the aggregate amount of such payments would have equaled approximately $1.43 million.

Incentive Retirement Plan

         The Bank implemented an incentive compensation plan, effective January 1, 2004, to reward key management and the Board of Directors for achieving strategic goals of the Bank. Under such plan, the future value of units awarded to plan participants will be based upon the accumulation of future retained earnings of the Bank, on an unconsolidated basis, above the level of the Bank's retained earnings at January 1, 2004. As of the date of such award on January 1, 2004, such units had no value. The aggregate future value of such units may equal up to 10% of the accumulated future retained earnings of the Bank. Expenses accrued for the increases in the future value of units awarded will reduce the Bank's future earnings.

         The units were awarded to the executive officers and directors of the Bank as of January 1, 2004 in proportion to the 2003 compensation paid to such persons. Sixty percent of such units were awarded to the directors of the Bank and 40% of such units were awarded to executive officers serving as of January 1, 2004. Such officers terminated their employment with the Bank during 2005, and benefits totaling $21,602 were paid. Such units are earned and non-forfeitable after participants have completed not less than three years of service (including service prior to implementation of the plan) with the Bank. Distributions of benefits under the plan will be made following retirement, termination of service, death or a change in control of the Bank. The benefit paid to a plan participant will be the accumulated value of his or her units calculated based upon the growth in the Bank's reported retained earnings between January 1, 2004 and the time of distribution of the benefit to a plan participant. Payments are forfeited if the participant violates a non-compete agreement with the Bank, if any. The future value of such units awarded and the annual expense of the plan is based upon the future earnings of the Bank and increases in the Bank's future retained earnings on an unconsolidated basis.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

         Persons and groups owning in excess of 5% of the outstanding shares of the Company's common stock are required to file reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended. The following table sets forth, as of February 28, 2006, persons or groups who own more than 5% of the Company's outstanding common stock. Other than as noted below, management knows of no person or group that owns more than 5% of the Company's outstanding common stock at February 28, 2006.

                                                                            Percent of Shares
                                                    Amount and Nature of     of Common Stock
Name and Address of Beneficial Owner                Beneficial Ownership       Outstanding
------------------------------------                --------------------       -----------

St. Edmond's Federal Savings Bank Employee Stock        206,310 (1)                9.0%
Ownership Plan (the "ESOP")
1901-03 East Passyunk Avenue
Philadelphia, Pennsylvania 19148

S.E. Financial Corp. Stock Compensation Trust           215,000 (2)                9.4%
1901-03 East Passyunk Avenue
Philadelphia, Pennsylvania 19148

-----------------
(1) These shares are held in a suspense account and are allocated among participants annually on the basis of compensation as the ESOP debt is repaid. As of February 28, 2006, 22,105 shares have been allocated to ESOP participants and 184,205 shares remain unallocated.
(2) These shares are held in a trust for future use under stock compensation plans of the Company or Bank.

         (b)      Security Ownership of Management

         The following table sets forth the number and percentage of shares of the Company's common stock beneficially owned as of February 28, 2006 by the directors and executive officers of the Company, individually and as a group.

                                             Shares of
                                           Common Stock            Percent
                                           Beneficially           of Shares
Name                                         Owned(1)            Outstanding
----                                         --------            -----------

Directors
Gilbert Barsky                                   2,500                *
Samuel Barsky                                    6,200                *
Charles M. Cahn                                 17,000                *
Andrew A. Hines                                  3,000                *
Megan L. Mahoney                                 4,500                *
Marcy C. Panzer                                 47,352              2.1%
J. William Parker, Jr.                           7,500                *
Nicholas M. Renzi                                2,000                *
David M. Rosenberg                               2,000                *
William F. Saldutti, III                         6,520                *
Susanne Spinell Shuster                          3,500                *

Certain Executive Officers of the Company and the Bank
Pamela M. Cyr                                   12,000                *
J. Christopher Jacobsen                         15,000                *
Charles Frederick Miller                         6,500                *

All directors and executive                    135,572              5.9%
officers of the Company as a
group (14 persons)

-----------------
*    Less than 1%
(1) Includes shares held directly as well as by spouses or minor children, in trust, and other indirect beneficial ownership. For Ms. Panzer, includes shares allocated to her under the ESOP. For directors serving as ESOP trustees, excludes the 206,310 shares held by the ESOP.

         (c)  Changes in Control

         Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

         (d)  Securities Authorized for Issuance Under Equity Compensation Plans

         As of October 31, 2005, the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

                                          EQUITY COMPENSATION PLAN INFORMATION
                                                 (a)                  (b)                     (c)
                                                                                       Number of securities
                                        Number of securities     Weighted-average     remaining available for
                                          to be issued upon     exercise price of      future issuance under
                                             exercise of           outstanding       equity compensation plans
                                        outstanding options,    options, warrants      (excluding securities
                                         warrants and rights       and rights        reflected in column (a))
                                         -------------------       -----------       ------------------------
Equity compensation plans
    approved by shareholders.........            NA                     NA                      NA
Equity compensation plans
    not approved by shareholders.....            NA                     NA                      NA
     TOTAL..........................             NA                     NA                      NA

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         No directors, officers or their immediate family members were engaged in transactions with the Company or any subsidiary involving more than $60,000 (other than through loans with the Bank) during the years ended October 31, 2005 and 2004.

         The Bank has a policy of offering residential mortgage loans for the financing of personal residences and consumer loans to its officers, directors and employees. These loans are made in the ordinary course of business and are also made on substantially the same terms and conditions as those of comparable transactions prevailing at the time with other customers of the Bank, other than a 1% discount on the interest rate paid by employees while they remain an employee. These loans do not include more than the normal risk of collectibility or present other unfavorable features.

Item 13.  Exhibits
------------------

         The following exhibits are included in this Report or incorporated herein by reference:

         (a) List of Exhibits:

          3(i)    Articles of Incorporation of SE Financial Corp.
        * 3(ii)   Bylaws of SE Financial  Corp.
        * 4       Specimen Common Stock Certificate of SE Financial Corp. *
         10.1     Executive Life Insurance Plan *
         10.2     Form of Director Incentive Retirement Plan *
         10.3     Form of Executive Officer Incentive Retirement Plan *



         10.4     Form of Management Severance Agreements with Marcy C. Panzer, Pamela M. Cyr,
                  J. Christopher Jacobsen, and Charles Frederick Miller **
         13       Annual Report to Stockholders for the fiscal year ended October 31, 2005 ***
         21       Subsidiaries of the Registrant ***
         31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***
         32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

         ------------------
         *        Incorporated by reference to the Company's Registration Statement on Form SB-2
                  (SEC File No. 333-112153).
         **       Incorporated by reference to the Company's Form 8-K filed with the SEC on September 2, 2005
                  (SEC File No. 000-50684).
         ***      Previously filed with the original filing of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         Effective July 30, 2002, the Securities and Exchange Act of 1934 was amended by the Sarbanes-Oxley Act of 2002 to require all auditing services and non-audit services provided by an issuer's independent auditor to be approved by the issuer's audit committee prior to such services being rendered or to be approved pursuant to pre-approval policies and procedures established by the issuer's audit committee. The Company's Audit Committee has not established pre-approval procedures and instead specifically approves each service prior to the engagement of the auditor for all audit and non-audit services. All of the services listed below were approved by the Audit Committee prior to the service being rendered.

         Audit Fees. Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements and review of the consolidated financial statements included in the Company's quarterly reports, and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements. The aggregate audit fees billed by Snodgrass were $50,238 and $96,641 for the years ended October 31, 2005 and 2004, respectively. Audit fees for the year ended October 31, 2004 included professional services rendered for assistance with and review of the Company's initial public offering filings.

         Audit Related Fees. Audit related fees consist principally of attestation services related to the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. The aggregate audit related fees billed by Snodgrass were $1,500 and $1,667 for the years ended October 31, 2005 and 2004, respectively.

         Tax Fees. The aggregate fees billed by Snodgrass for professional services rendered for tax return preparation, compliance, advice, consulting and planning were $11,808 and $14,153 for the years ended October 31, 2005 and 2004, respectively.

         All Other Fees. The aggregate fees billed by Snodgrass for professional services rendered for services or products other than those listed under the captions "Audit Fees," "Audit-Related Fees," and "Tax Fees" totaled $3,560 and $0 for the years ended October 31, 2005 and 2004, respectively. Such services consisted primarily of consulting services for the facilitating of strategic planning meetings.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 28, 2006.

                                     SE Financial Corp.


                                     By:   /s/Pamela M. Cyr
                                           -------------------------------------
                                           Pamela M. Cyr
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2006.


/s/Pamela M. Cyr                                     /s/Susanne Spinell Shuster
---------------------------                          ---------------------------
Pamela M. Cyr                                        Susanne Spinell Shuster
President and Chief Executive Officer                Director
(Principal executive, financial and accounting
officer)


/s/Marcy C. Panzer                                   /s/Samuel Barsky
---------------------------                          ---------------------------
Marcy C. Panzer                                      Samuel Barsky
Chairman of the Board                                Director and Secretary


                                                     /s/Charles M. Cahn
---------------------------                          ---------------------------
Gilbert Barsky                                       Charles M. Cahn
Director                                             Director


                                                     /s/Megan L. Mahoney
---------------------------                          ---------------------------
Andrew A. Hines                                      Megan L. Mahoney
Director                                             Director


/s/J. William Parker, Jr.
---------------------------                          ---------------------------
J. William Parker, Jr.                               Nicholas M. Renzi
Director                                             Director


/s/David M. Rosenberg                                /s/William F. Saldutti, III
---------------------------                          ---------------------------
David M. Rosenberg                                   William F. Saldutti, III
Director                                             Director