Form 10QSB
period 2006-01-31
SE FINANCIAL CORP
filed 2006-03-17
CIK 1277138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 2006
                                ---------------------------
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


                         Commission file number 0-50684

                               SE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                            57-1199010
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

1901-03 Passyunk Avenue, Philadelphia, Pennsylvania           19148
---------------------------------------------------           -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code      215-468-1700
                                                        ------------

                                       N/A
--------------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report.


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: March 13, 2006

           Class                                     Outstanding
   ---------------------------                     ---------------
   $.10 par value common stock                    2,286,375  shares


Transitional Small Business Disclosure Format (check one):  Yes          No  X
                                                                ---         ---

                               SE FINANCIAL CORP.

                                   FORM 1O-QSB

                     FOR THE QUARTER ENDED JANUARY 31, 2006


                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - CONSOLIDATED FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements (Unaudited)                1

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         10

          Item 3. Controls and Procedures                                     13


PART II- OTHER INFORMATION

          Item 1. Legal Proceedings                                           14

          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 14

          Item 3. Defaults Upon Senior Securities                             14

          Item 4. Submission of Matters to a Vote of Security Holders         14

          Item 5. Other Information                                           14

          Item 6. Exhibits                                                    14

SIGNATURES

EXHIBITS

          31 Certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.1 Report of Independent Registered Public Accounting Firm


                               SE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                               January 31,      October 31,
                                                                                   2006            2005
                                                                              -------------    -------------
ASSETS
   Cash and due from banks                                                    $     985,597    $     603,912
   Interest-bearing deposits with other institutions                              1,883,164        1,558,899
                                                                              -------------    -------------

        Cash and cash equivalents                                                 2,868,761        2,162,811

   Certificates of deposit in other financial institutions                          195,179          193,793
   Investment securities held to maturity (estimated market value                 2,164,806        2,150,395
        of $2,209,553 and $ 2,149,249)
   Investment securities available for sale                                      46,567,042       50,082,732
   Loans receivable (net of allowance for loan losses
        of $ 542,858 and $ 506,708)                                              88,390,317       84,602,435
   Accrued interest receivable                                                      795,168          754,403
   Federal Home Loan Bank Stock                                                   1,634,200        1,649,900
   Premises and equipment, net                                                    3,259,091        2,142,909
   Bank owned life insurance                                                      2,989,257        2,961,261
   Other assets                                                                     884,502          730,108
                                                                              -------------    -------------

            TOTAL ASSETS                                                      $ 149,748,323    $ 147,430,747
                                                                              =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                                   $  94,430,874    $  87,407,966
   Short-term borrowings                                                         14,600,000       12,800,000
   Federal Home Loan Bank borrowings                                             14,955,571       15,134,917
   Advances by borrowers for taxes and insurance                                    602,146          436,601
   Accrued interest payable                                                         184,177          124,243
   Other liabilities                                                                453,529          464,120
                                                                              -------------    -------------

            TOTAL LIABILITIES                                                   125,226,297      116,367,847
                                                                              -------------    -------------

Commitments and contingencies                                                             -                -

Stockholders' Equity
   Preferred stock - no par value; 2,000,000 shares authorized; none issued               -                -
   Common stock - $0.10 par value; 8,000,000 shares authorized;
        2,578,875 issued                                                            257,888          257,888
   Additional paid-in capital                                                    24,886,607       24,873,013
   Retained earnings - substantially restricted                                   8,905,870        8,968,526
   Stock Compensation Trust 215,000 shares                                       (3,021,300)               -
   Unallocated shares held by Employee Stock Ownership Plan ("ESOP")             (1,805,217)      (1,842,058)
   Treasury stock at cost, 292,500 shares and 42,500 shares respectively         (4,113,325)        (581,125)
   Accumulated other comprehensive loss                                            (588,497)        (613,344)
                                                                              -------------    -------------
            TOTAL STOCKHOLDERS' EQUITY                                           24,522,026       31,062,900
                                                                              -------------    -------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 149,748,323    $ 147,430,747
                                                                              =============    =============

   See accompanying notes to the unaudited consolidated financial statements.

                                SE FINANCIAL CORP
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                     Three Months Ended January 31,
                                                   -----------------------------------
                                                             2006           2005
                                                        -----------    -----------
INTEREST AND DIVIDEND INCOME
    Loans receivable                                    $ 1,525,996    $ 1,135,817
    Investment securities
       Taxable                                              503,323        437,645
       Exempt from federal income tax                        61,045         36,088
    Interest-bearing deposits with other institutions        23,836         18,137
    Other dividend income                                    11,310          7,719
                                                        -----------    -----------

           Total interest and dividend income             2,125,510      1,635,406
                                                        -----------    -----------

INTEREST EXPENSE
    Deposits                                                717,095        487,596
    Short-term borrowings                                    89,299         31,548
    Federal Home Loan Bank borrowings                       208,612         96,096
                                                        -----------    -----------

           Total interest expense                         1,015,006        615,240
                                                        -----------    -----------

NET INTEREST INCOME                                       1,110,504      1,020,166
    Provision for loan losses                                36,138         17,000
                                                        -----------    -----------
NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                        1,074,366      1,003,166
                                                        -----------    -----------
NONINTEREST INCOME
    Service fees on deposit accounts                         73,953         66,447
    Earnings on bank-owned life insurance                    27,996         20,079
    Net loss on sale of investment securities               (23,667)             -
    Other                                                     7,871         10,220
                                                        -----------    -----------

           Total noninterest income                          86,153         96,746
                                                        -----------    -----------
NONINTEREST EXPENSE
    Compensation and employee benefits                      590,700        392,022
    Occupancy and equipment                                  96,392         49,589
    Federal deposit insurance premiums                       14,228         10,762
    Data processing expense                                  89,951         72,957
    Professional fees                                       175,617         53,432
    Other                                                   212,172        113,232
                                                        -----------    -----------

           Total noninterest expense                      1,179,060        691,994
                                                        -----------    -----------

(LOSS) INCOME BEFORE TAXES                                  (18,541)       407,918

INCOME TAX (BENEFIT) EXPENSE                                (27,114)       137,033
                                                        -----------    -----------
NET INCOME                                              $     8,573    $   270,885
                                                        ===========    ===========

PER SHARE DATA:
    Earnings per share - basic and diluted              $      0.00    $      0.11

    Weighted average number of shares outstanding -
    basic and diluted                                     2,294,150      2,382,402

    Dividends per share                                        0.03           0.02


   See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                 Retained                  Unallocated                Compre-
                                    Additional   Earnngs-       Stock        shares     Treasury      hensive    Total      Compre-
                          Common      paid-in  Substantially Compensation    held by      Stock       Income  Stockholders'  hensive
                          Stock       Capital    Restricted     Trust         ESOP       at Cost      (Loss)     Equity       Income
                          --------  -----------  ----------  -----------  -----------  -----------  ---------  -----------   -------
                                                                           (Unaudited)
Balance,
  October 31, 2005        $257,888  $24,873,013  $8,968,526  $         -  $(1,842,058) $  (581,125) $(613,344) $31,062,900

Cash dividends paid              -            -     (71,229)                        -                       -      (71,229)

ESOP shares
  committed to be
  released                       -       13,594           -                    36,841                       -       50,435

Stock Compensation
  Trust purchases                                             (3,021,300)                                       (3,021,300)

Treasury Stock
  purchases                                                                             (3,532,200)             (3,532,200)

Net income                       -            -       8,573            -            -                                8,573   $ 8,573

Other
  comprehensive
  income:
  Unrealized gain
    on available
    for sale
    securities,
    net of
    reclassification
    adjustment, net
    of taxes $12,799                                                                                   24,847       24,847   $24,847
                                                                                                                             -------

Comprehensive income             -            -           -                         -                       -            -   $33,420
                          --------  -----------  ----------  -----------  -----------  -----------  ---------  -----------   =======
Balance,
  January 31, 2006        $257,888  $24,886,607  $8,905,870  $(3,021,300) $(1,805,217) $(4,113,325) $(588,497) $24,522,026
                          ========  ===========  ==========  ===========  ===========  ===========  =========  ===========

Components of other comprehensive income:                                                                 January 31, 2006
  Change in net unrealized gain on                                                                        ----------------
   investment securities available for sale                                                                    $     9,227
  Realized losses included in net income net of tax benefit of $8,047                                               15,620
                                                                                                               -----------
Total                                                                                                          $    24,847
                                                                                                               ===========

   See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     For the Three Months Ended January 31,
                                                                             2006           2005
                                                                         -----------    -----------
OPERATING ACTIVITIES
   Net income                                                            $     8,573    $   270,885
   Adjustments to reconcile net income (used for) to net cash provided by operating activities:
       Provision for loan losses                                              36,138         17,000
       Depreciation, amortization, and accretion                              25,875         18,242
       Earnings on bank-owned life insurance                                 (27,996)       (20,079)
       Decrease in principal and interest on loans sold payable              (34,807)      (154,190)
       (Increase) decrease in accrued interest receivable                    (40,765)        32,038
       Increase (decrease) in accrued interest payable                        59,934        (70,487)
       Loss on sale of investment securities                                  23,667              -
       Other, net                                                           (142,976)       (84,685)
                                                                         -----------    -----------
           Net cash (used for) provided by operating activities              (92,357)         8,724
                                                                         -----------    -----------

INVESTING ACTIVITIES
   Investment securities available for sale:
       Proceeds from principal repayments and maturities                   1,382,403      1,282,048
       Purchases                                                                   -         (1,262)
       Proceeds from the sale of investment securities                     2,141,519              -
   Increase in loans receivable, net                                      (3,777,047)    (4,459,817)
   Proceeds from sales of real estate acquired through
      foreclosure                                                                  -         80,000
   Purchase of Federal Home Loan Bank stock                                 (120,000)             -
   Redemption of Federal Home Loan Bank stock                                135,700        135,800
   Purchase of premises and equipment                                     (1,148,646)       (26,566)
                                                                         -----------    -----------
           Net cash used for investing activities                         (1,386,071)    (2,989,797)
                                                                         -----------    -----------

FINANCING ACTIVITIES
   Increase in deposits, net                                               7,022,908      1,024,341
   Net increase (decrease) in short-term borrowings                        1,800,000     (1,500,000)
   Repayment of Federal Home Loan Bank borrowings                           (179,346)       (15,861)
   Increase in advances by borrowers
      for taxes and insurance, net                                           165,545        167,994
   Purchase of stock for Stock Compensation Trust                         (3,021,300)             -
   Purchase of treasury stock                                             (3,532,200)             -
   Cash dividends                                                            (71,229)       (47,597)
                                                                         -----------    -----------
           Net cash provided by (used for) financing activities            2,184,378       (371,123)
                                                                         -----------    -----------

           Increase (decrease) in cash and cash equivalents                  705,950     (3,352,196)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2,162,811      6,180,794
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 2,868,761    $ 2,828,598
                                                                         ===========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid:
       Interest                                                          $   955,072    $   685,727
       Income taxes                                                           85,000        173,250

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. In management's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at October 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

         The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended January 31, 2006, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the three months ended January 31, 2005 comprehensive income totaled $200,680.

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

In June 2005, the FASB issued FAS No. 154, "Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3". The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

NOTE 4 - INVESTMENTS
--------------------

The amortized cost and the fair value of investment securities held to maturity were as follows:

                                                                        January 31, 2006
                                      --------------------------------------------------------------------------------------
                                                                  Gross                   Gross                 Estimated
                                       Amortized               Unrealized              Unrealized                 Market
                                         Cost                     Gains                  Losses                   Value
                                      ------------             ------------            ------------            -------------
Municipal securities                   $2,164,806                  $55,343                $(10,596)              $2,209,553

                                                                         October 31, 2005
                                      --------------------------------------------------------------------------------------
                                                                  Gross                   Gross                 Estimated
                                       Amortized               Unrealized              Unrealized                 Market
                                         Cost                     Gains                  Losses                   Value
                                      ------------             ------------            ------------            -------------
Municipal securities                   $2,150,395                  $26,342                $(27,488)              $2,149,249


The  amortized  cost  and  the  fair  value  of  available-for-sale   investment
securities were as follows:

                                                                         January 31, 2006
                                         ---------------------------------------------------------------------------
                                                                      Gross              Gross            Estimated
                                              Amortized             Unrealized         Unrealized           Market
                                                 Cost                 Gains              Losses             Value
                                              -----------             ------           ---------        -----------
Mortgage-backed securities:
     Fannie Mae                               $24,068,116             $2,569           $(397,255)       $23,673,430
     Freddie Mac                                4,446,754              1,315             (69,346)         4,378,723
     Government National Mortgage
        Association securities                  1,506,760              1,372             (14,523)         1,493,609
                                              -----------             ------           ---------        -----------
     Total mortgage-backed
        securities                             30,021,630              5,256            (481,124)        29,545,762
U.S. Government
  agency securities                             9,969,164                296            (299,705)         9,669,755
Corporate securities                            3,028,238                  -             (58,790)         2,969,448
Municipal securities                            4,246,889                 90             (54,403)         4,192,576
                                              -----------             ------           ---------        -----------
          Total debt securities                47,265,921              5,642            (894,022)        46,377,541
Mutual funds                                      192,787                  -              (3,286)           189,501
                                              -----------             ------           ---------        -----------
          Total                               $47,458,708             $5,642           $(897,308)       $46,567,042
                                              ===========             ======           =========        ===========

                                                                      October 31, 2005
                                              ---------------------------------------------------------------------
                                                                     Gross               Gross            Estimated
                                                Amortized          Unrealized          Unrealized           Market
                                                   Cost              Gains               Losses             Value
                                              -----------            -------           ---------        -----------
Mortgage-backed securities:
     Fannie Mae                               $26,739,810            $ 1,983           $(448,608)       $26,293,185
     Freddie Mac                                4,643,713                495             (81,412)         4,562,796
     Government National Mortgage
        Association securities                  2,193,406              8,574              (8,271)         2,193,709
                                              -----------            -------           ---------        -----------
     Total mortgage-backed
       securities                              33,576,929             11,052            (538,291)        33,049,690
U.S. Government
  agency securities                             9,965,943                914            (308,072)         9,658,785
Corporate securities                            3,028,815                  -             (25,100)         3,003,715
Municipal securities                            4,249,487                  -             (66,722)         4,182,765
                                              -----------            -------           ---------        -----------
          Total debt securities                50,821,174             11,966            (938,185)        49,894,955
Mutual funds                                      190,870                  -              (3,093)           187,777
                                              -----------            -------           ---------        -----------
          Total                               $51,012,044            $11,966           $(941,278)       $50,082,732
                                              ===========            =======           =========        ===========

The amortized cost and estimated market value of debt securities at January 31, 2006, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from one to thirty years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                               Held to Maturity                  Available for Sale
                                               ----------------                  ------------------
                                                        Estimated Market                   Estimated Market
                                        Amortized Cost       Value        Amortized Cost        Value
                                        --------------  ----------------  --------------   ----------------
Due less than one year                     $        -       $        -     $   221,064        $   221,360
Due after one year through five years               -                -      12,359,152         12,015,473
Due after five years through ten years              -                -       4,228,436          4,131,346
Due after ten years                         2,164,806        2,209,553      30,457,269         30,009,362
                                           ----------       ----------     -----------        -----------

          Total                            $2,164,806       $2,209,553     $47,265,921        $46,377,541
                                           ==========       ==========     ===========        ===========

NOTE 5 - LOANS RECEIVABLE
-------------------------

Loans receivable consist of the following:

                                                     January 31, 2006                     October 31, 2005
                                              --------------------------------     -------------------------------
                                                     Amount         Percent             Amount          Percent
                                              -----------------  -------------     -----------------  ------------
Type of Loans:
------------------

Mortgage loans:
   One-to four- family (1)                         $54,042,614         60.68%           $52,817,766        61.95%
   Multi-family                                        817,827          0.92%               707,081         0.83%
   Commercial real estate                            6,089,189          6.84%             5,564,591         6.53%
   Construction (2)                                 14,516,150         16.30%            13,034,853        15.29%
Home equity loans and lines of credit               12,951,019         14.54%            12,715,963        14.91%
Loans on savings accounts                              356,873          0.40%               300,955         0.35%
Other                                                  288,942          0.32%               118,856         0.14%
                                                   -----------         -----            -----------        -----
Total loans                                         89,062,614        100.00%            85,260,065       100.00%
                                                                      ======                              ======

Less:
   Net deferred loan fees and unamortized premiums     129,439                              150,922
   Allowance for loan losses                           542,858                              506,708
                                                   -----------                          -----------
Total loans, net                                   $88,390,317                          $84,602,435
                                                   ===========                          ===========

-------------------
(1)  Included in this category are mixed-use loans and investor loans.
(2) Included in this category are participation interests in two loans with an aggregate balance of $2.1 million at both January 31, 2006 and October 31, 2005.



NOTE 6 - FEDERAL HOME LOAN BANK BORROWINGS
------------------------------------------

The following tables set forth information concerning advances with the FHLB:

                                                   Weighted-    Stated interest
                      Maturity range               average        rate range       At January 31, At October 31,
Description              from           to      interest rate  from        to          2006           2005
                      ------------  -----------  -----------  -------------------  -------------  -------------
Short Term Borrowings  04/11/06      05/23/06      4.51%        3.73%      4.69%    $14,600,000    $12,800,000
Convertible            02/18/10      02/18/10      5.91%        5.91%      5.91%      1,000,000      1,000,000
Mid Term Repo Fixed    05/01/06      05/11/15      3.57%        2.63%      4.84%     10,800,000     10,800,000
Fixed Rate             08/20/08      08/20/08      6.24%        6.24%      6.24%      1,500,000      1,500,000
Fixed Rate amortizing  05/23/08      05/23/08      4.14%        4.14%      4.14%      1,655,571      1,834,917
                                                                                    -----------    -----------
           Total                                                                    $29,555,571    $27,934,917
                                                                                    ===========    ===========

The Bank entered into a ten-year "Convertible Select" fixed commitment advance arrangement for $1,000,000 with the FHLB. Rates may be reset at the FHLB's discretion on a quarterly basis based on the three-month LIBOR rate. At each rate change the Bank may exercise a put option and satisfy the obligation without penalty. The fixed rate amortizing borrowing requires monthly payments of principal and interest of $62,131 through May 2008.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encumbrances.


Maturities of FHLB borrowings at January 31, 2006 are summarized as follows:

  Year Ending October 31,                    Amount      Weighted-Average Rate
----------------------------             -------------   ---------------------


     2006                                 $18,114,840              4.19%
     2007                                   5,511,753              3.64%
     2008                                   2,928,978              5.12%
     2010                                   1,000,000              5.91%
     2015                                   2,000,000              4.84%
                                          -----------
        Total                             $29,555,571              4.28%
                                          ===========


NOTE 7 - EARNINGS PER SHARE
---------------------------

The Company currently maintains a simple capital structure; thus, there are no dilutive effects on earnings per share. As such, earnings per share are calculated using the weighted-average number of shares outstanding, less average unallocated shares held by the ESOP, shares held in the Stock Compensation Trust, and in Treasury stock for the period.

                                                For the Three Months Ended January 31,
                                                         2006            2005
                                                      ---------       ---------

        Weighted-average common shares outstanding    2,578,875       2,578,875
        Average treasury stock shares                   (70,217)              -
        Average unallocated shares held by ESOP        (181,736)       (196,473)
        Average Stock compensation Trust shares         (32,772)              -
                                                      ---------       ---------
        Weighted-average common shares and
          common stock equivalents used to
          calculate basic earnings per share          2,294,150       2,382,402
                                                      =========       =========

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


Comparison of the Results of Operations for the Three Months Ended January 31, 2006 and January 31, 2005

         The Company recorded net income of $9.0 thousand for the three months ended January 31, 2006, versus $270.9 thousand over the same period in 2005. The decrease in net income is primarily due to an increase in non-interest expense.

         Net Interest Income. Net interest income for the three months ended January 31, 2006 increased to $1.1 million from $1.0 million for the same period in 2005 as a result of an increase in total interest income which more than offset an increase in interest expense. The net interest margin decreased by 29 basis points to 3.20% for the three months ended January 31, 2006 from 3.49% for the three months ended January 31, 2005. Interest income for the three months ended January 31, 2006 totaled $2.1 million as compared to $1.6 million for the three months ended January 31, 2005. This increase of $490.1 thousand was primarily attributable to an increase of $22.6 million in the average balance of interest-earning assets to $141.6 million for the three months ended January 31, 2006 from $119.1 million for the three months ended January 31, 2005. This increase was also attributable to an increase in the average yield on interest-earning assets of 49 basis points to 6.04% for the three months ended January 31, 2006 from 5.55% for the three months ended January 31, 2005. The average balance of loans receivable and investment securities for the three months ended January 31, 2006 as compared to the same period of the prior year increased $19.6 million and $3.3 million, respectively. Loans receivable increased due to increased loan demand and the addition of a Chief Lending Officer. The average yield on loans receivable increased 20 basis points to 6.98% for the three months ended January 31, 2006 from 6.78% for the three months ended January 31, 2005. The average yield on investment securities increased 50 basis points to 4.62% for the three months ended January 31, 2006 from 4.12% for the three months ended January 31, 2005.

         Interest expense increased to $1.0 million for the three months ended January 31, 2006 from $615.2 thousand for the three months ended January 31, 2005 and was primarily attributable to an increase of $27.5 million in the average balance of interest-bearing liabilities to $115.1 million for the three months ended January 31, 2006 from $87.6 million for the three months ended January 31, 2005 as well as an increase in the average cost of funds of 68 basis points to 3.49% for the three months ended January 31, 2006 from 2.81 % for the three months ended January 31, 2005. The average balance of deposits and FHLB advances for the three months ended January 31, 2006 as compared to the same period of the prior year increased $14.7 million and $12.9 million, respectively. The increase in deposits represented an increase in certificates of deposit, savings and interest bearing demand. Borrowings increased as funds were used to purchase investment securities. The average cost of deposits increased 60 basis points to 3.26% for the three months ended January 31, 2006 from 2.66% for the three months ended January 31, 2005. The average cost of borrowings increased 82 basis points to 4.22% for the three months ended January 31, 2006 from 3.40% for the three months ended January 31, 2005.

         Loan Loss Provision. The provision for loan losses was $36.1 thousand for the three months ended January 31, 2006 compared to $17.0 thousand for the three months ended January 31, 2005 due to the increase in volume and loan mix. The loan loss provision is based upon management's assessment of a variety of factors, including levels of, and trends in, delinquencies and nonaccruals, trends in volume and terms of loans, effects of any changes in lending policies, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, national and economic trends and conditions and concentrations of credit. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

         Non-interest Income. Total non-interest income decreased $10.6 thousand to $86.1 thousand for the three months ended January 31, 2006 compared to $96.7 thousand for the three months ended January 31, 2005 due mainly to a loss on the sale of securities of $23.7 thousand offset by an increase of $7.5 thousand in service fees on deposits and an increase in earnings on bank-owned life insurance of $7.9 thousand.

         Non-interest Expense. Non-interest expense increased $487.1 thousand to $1.2 million for the three months ended January 31, 2006 from $692.0 thousand for the three months ended January 31, 2005. The increase in non-interest expense was due to increases in compensation and employee benefits, professional fees, occupancy and equipment costs, and other expense of $198.7 thousand, $122.2 thousand, $46.8 thousand and $98.9 thousand, respectively. The increase in compensation and employee benefits was due primarily to additions to staff (including staff for the newly opened Roxborough and Ardmore, Pennsylvania Neighborhood Banking Offices), payroll taxes and employee benefits expense as well as normal salary increases. The increase in professional fees was due mainly to costs incurred in connection with non-recurring legal expenses related to the Company's 2005 Annual Meeting of Stockholders that were not resolved until the first quarter of 2006. The increase in occupancy and equipment costs was due to an increase in depreciation, rent expense, utilities and maintenance expense related to the opening of the two new banking offices discussed above. Other expense increased due mainly to increased advertising costs, costs associated with the grand opening of the Roxborough banking office, telecommunications enhancement expense, and stationery and supplies expense.

         Income Taxes. Income tax benefit was $27.1 thousand for the three months ended January 31, 2006 as compared to an expense of $137.0 thousand for the same period in 2005 due mainly to a decrease in pre-tax income.


Comparison of Financial Condition at January 31, 2006 and October 31, 2005

         Assets and Liabilities. The Company's total assets increased by $2.3 million to $149.7 million at January 31, 2006 from $147.4 million at October 31, 2005.

         Investment securities available for sale decreased by $3.5 million, to $46.6 million at January 31, 2006 from $50.1 million at October 31, 2005. The decrease was due mainly to the sale of $2.1 million in mortgage-backed securities and repayments.

         Net loans receivable increased $3.8 million, or 4.5%, to $88.4 million at January 31, 2006 from $84.6 million at October 31, 2005. The increase in net loans receivable was primarily the result of increases in construction financing, one- to four-family residential mortgages (which includes owner and non-owner occupied properties), and commercial real estate loans in the amount of $1.5 million, $1.2 million and $524.6 thousand, respectively.

         The allowance for loan losses increased to $542.9 thousand at January 31, 2006 from $506.7 thousand at October 31, 2005 and represented .61% of the gross loan portfolio at January 31, 2006. The Company had nonaccrual loans of $60.1 thousand and $69.4 thousand at January 31, 2006 and October 31, 2005, respectively. Management does not believe the nonaccrual loans or any amounts classified as nonperforming will have a significant effect on operations or liquidity in 2006. Furthermore, management is not aware of any trends or uncertainties related to any loans classified as doubtful or substandard that might have a material effect on earnings, liquidity or capital resources.

         Premises and equipment, net increased $1.2 million to $3.3 million at January 31, 2006 from $2.1 million at October 31, 2005. The increase was primarily due to costs associated with the new Roxborough and Ardmore Banking Offices.

         Total deposits increased to $94.4 million at January 31, 2006 from $87.4 million at October 31, 2005. This was primarily a result of an increase in certificates of deposit and checking accounts of $5.3 million and $2.3 million, respectively, offset by a decrease in money market accounts and savings accounts of $500.2 thousand and $96.4 thousand, respectively.

         Stockholders' Equity. Total stockholders' equity decreased to $24.5 million at January 31, 2006 from $31.1 million at October 31, 2005. The decrease was due mainly to the completion of the 10% stock repurchase plan announced July 29, 2005 and the 10% stock repurchase plan announced January 17, 2006. A total of 465,000 shares of common stock were repurchased at an average price of $14.04 excluding brokerage commissions.

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

         The  Company's  liquid  assets  consist  of cash and cash  equivalents, certificates of deposit in other financial institutions and investment securities classified as available for sale. The level of these assets is dependent on the Company's operating, investing, and financing activities during any given period. At January 31, 2006, cash and cash equivalents totaled approximately $2.9 million, or 1.9% of total assets while investment securities classified as available for sale and certificates of deposit in other financial institutions totaled approximately $46.8 million, or 31.2% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year.

         Operating activities used net cash of approximately $92.3 thousand for the three months ended January 31, 2006 and provided net cash of $8.7 thousand for the three months ended January 31, 2005. Net cash used for the three months ended January 31, 2006 was due mainly to other net operating activities. Net cash provided for the three months ended January 31, 2005 was generated from net income of $270.9 thousand.

             Investing activities consist primarily of loan originations and repayments, investment purchases, sales and maturities and purchases of premises and equipment. For the three months ended January 31, 2006 net cash used for investing activities totaled $1.4 million and primarily consisted of an increase in net loans receivable of $3.8 million and purchases of premises and equipment of $1.1 million due to the opening of two new banking offices. Partially offsetting the usage of investing activities is $2.1 million of proceeds from investment security sales and $1.4 million in maturities and repayments. For the same period ended 2005, cash usages totaled $2.9 million and primarily consisted of an increase in net loans receivable of $4.5 million. Partially offsetting the usage of investing activities is $1.3 million of proceeds from investment security maturities and repayments.

         Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, advances by borrowers for taxes and insurance, stock repurchases and the payment of cash dividends. For the three months ended January 31, 2006, net cash provided by financing activities totaled $2.2 million and was principally from an increase in deposits of $7.0 million and an increase in FHLB borrowings of $1.8 million offset by purchases of treasury stock of $3.5 million and purchases of stock for the Stock Compensation Trust of $3.0 million. For the same period in 2005, net cash used for financing activities totaled $371.1 thousand and was principally from the repayment of short-term borrowings in the amount of $1.5 million offset by an increase in deposits of $1.0 million.

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

            The Bank is subject to federal regulations imposing minimum capital requirements. Management monitors the Bank's total risk-based, Tier I risk-based, and Tier I leverage capital ratios to assess compliance with regulatory guidelines. At January 31, 2006, the Bank exceeded the minimum capital ratio requirements.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on her evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The Company made stock repurchases during the quarter ended January 31, 2006 as follows:

    ----------------------------------------------------------------------------------------------------------------
    ISSUER PURCHASES OF EQUITY SECURITIES
    ----------------------------------------------------------------------------------------------------------------
                                 (a)             (b)              (c)                         (d)
                                                             Total Number of
                                                           Shares Purchased as           Maximum Number
                            Total Number      Average        Part of Publicly       of Shares that May Yet Be
                              of Shares      Price Paid         Announced          Purchased Under the Plans
              Period          Purchased      per Share      Plans or Programs             or Programs
    ---------------------- ---------------- ------------- ----------------------- -----------------------------
    November 1-30, 2005                                                                     215,388
    ---------------------- ---------------- ------------- ----------------------- -----------------------------
    December 1-31, 2005         65,000         13.49              65,000                    150,388
    ---------------------- ---------------- ------------- ----------------------- -----------------------------
    January 1-31, 2006         400,000         14.13             400,000                        388
    ---------------------- ---------------- ------------- ----------------------- -----------------------------
    Total                      465,000         14.04             465,000                        388
    ---------------------- ---------------- ------------- ----------------------- -----------------------------


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

          (a)  Exhibits

               3(i)  Articles of Incorporation of SE Financial Corp. *
               3(ii) Bylaws of SE Financial Corp. *
               4     Specimen Stock Certificate of SE Financial Corp. *
               10.1  Executive Life Insurance Plan *
               10.2  Form of Director Incentive Retirement Plan *
               10.3  Form of Executive Officer Incentive Retirement Plan *
               10.4  Form  of  Management  Severance  Agreements  with  Marcy C. Panzer, Pamela M. Cyr,
                     Christopher Jacobsen, and Rick Miller **
               31    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               32    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               99.1  Report of Independent Registered Public Accounting Firm

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


                        SE FINANCIAL CORP.



Date: March 17, 2006    /s/Pamela M. Cyr
                        --------------------------------------------------------
                        Pamela M. Cyr
                        President and CEO
                        (Principal Executive and Financial & Accounting Officer)