Form 10QSB
period 2006-04-30
SE FINANCIAL CORP
filed 2006-06-14
CIK 1277138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 30, 2006
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________


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


          Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date June 13, 2006:

            Class                                         Outstanding
   ---------------------------                          ----------------
   $.10 par value common stock                          2,286,375 shares


Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                               SE FINANCIAL CORP.

                                   FORM 1O-QSB

                      FOR THE QUARTER ENDED APRIL 30, 2006


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

    Item 1.    Consolidated Financial Statements (Unaudited)                  1
    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            10
    Item 3.    Controls and Procedures                                        15

PART II- OTHER INFORMATION

    Item 1.    Legal Proceedings                                              16
    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds    16
    Item 3.    Defaults Upon Senior Securities                                16
    Item 4.    Submission of Matters to a Vote of Security Holders            16
    Item 5.    Other Information                                              16
    Item 6.    Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                    18

EXHIBITS

    31   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.1 Report of Independent Registered Public Accounting Firm

                               SE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                           April 30,      October 31,
                                                                                             2006            2005
                                                                                        -------------    -------------
          ASSETS
             Cash and due from banks                                                    $   1,056,257    $     603,912
             Interest-bearing deposits with other institutions                              2,678,439        1,558,899
                                                                                        -------------    -------------

                  Cash and cash equivalents                                                 3,734,696        2,162,811

             Certificates of deposit in other financial institutions                          196,539          193,793
             Investment securities available for sale                                      47,268,146       50,082,732
             Investment securities held to maturity (estimated market value
                  of $2,118,469 and $2,149,249)                                             2,179,243        2,150,395
             Loans receivable (net of allowance for loan losses
                  of $743,356 and $506,708)                                                99,663,720       84,602,435
             Accrued interest receivable                                                      867,356          754,403
             Federal Home Loan Bank Stock                                                   1,583,900        1,649,900
             Premises and equipment, net                                                    5,036,322        2,142,909
             Real estate owned                                                                 59,034             --
             Bank owned life insurance                                                      3,020,260        2,961,261
             Other assets                                                                   1,344,612          730,108
                                                                                        -------------    -------------

                      TOTAL ASSETS                                                      $ 164,953,828    $ 147,430,747
                                                                                        =============    =============



          LIABILITIES AND STOCKHOLDERS' EQUITY
          Liabilities
             Deposits                                                                   $ 119,335,758    $  87,407,966
             Short-term borrowings                                                          6,100,000       12,800,000
             Federal Home Loan Bank borrowings                                             14,785,728       15,134,917
             Advances by borrowers for taxes and insurance                                    231,620          436,601
             Accrued interest payable                                                         172,410          124,243
             Other liabilities                                                                351,664          464,120
                                                                                        -------------    -------------

                      TOTAL LIABILITIES                                                   140,977,180      116,367,847
                                                                                        -------------    -------------

          Commitments and contingencies                                                             -                -

          Stockholders' Equity
             Preferred stock - no par value; 2,000,000 shares authorized; none issued
                                                                                        -------------    -------------
             Common stock - $0.10 par value; 8,000,000 shares authorized;
                2,578,875 issued                                                              257,888          257,888
             Additional paid-in capital                                                    24,897,954       24,873,013
             Retained earnings - substantially restricted                                   8,743,109        8,968,526
             Stock Compensation Trust 215,000 shares                                       (3,021,300)               -
             Unallocated shares held by Employee Stock Ownership Plan ("ESOP")             (1,768,376)      (1,842,058)
             Treasury stock at cost, 292,500 shares and 42,500 shares respectively         (4,113,325)        (581,125)
             Accumulated other comprehensive loss                                          (1,019,302)        (613,344)
                                                                                        -------------    -------------

                      TOTAL STOCKHOLDERS' EQUITY                                           23,976,648       31,062,900
                                                                                        -------------    -------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 164,953,828    $ 147,430,747
                                                                                        =============    =============

See accompanying notes to the unaudited consolidated financialstatements.

                                SE FINANCIAL CORP
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                      Three Months Ended April 30,   Six Months Ended April 30,
                                                      ----------------------------   --------------------------
                                                            2006           2005          2006           2005
                                                        -----------    -----------   -----------    -----------
INTEREST AND DIVIDEND INCOME
    Loans receivable                                    $ 1,617,890    $ 1,204,385   $ 3,143,886    $ 2,340,202
    Investment securities
       Taxable                                              481,457        428,328       984,780        865,973
       Exempt from federal income tax                        61,374         35,936       122,419         72,024
    Interest-bearing deposits with other institutions        34,918         16,270        58,754         34,407
    Other dividend income                                    13,503          7,573        24,813         15,292
                                                        -----------    -----------   -----------    -----------

           Total interest and dividend income             2,209,142      1,692,492     4,334,652      3,327,898
                                                        -----------    -----------   -----------    -----------

INTEREST EXPENSE
    Deposits                                                927,771        492,571     1,644,865        980,167
    Short-term borrowings                                    89,712         35,622       231,128         67,170
    Federal Home Loan Bank borrowings                       149,557         92,780       306,053        188,876
                                                        -----------    -----------   -----------    -----------

           Total interest expense                         1,167,040        620,973     2,182,046      1,236,213
                                                        -----------    -----------   -----------    -----------

NET INTEREST INCOME                                       1,042,102      1,071,519     2,152,606      2,091,685
    Provision for loan losses                               215,980         34,000       252,118         51,000
                                                        -----------    -----------   -----------    -----------
NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                          826,122      1,037,519     1,900,488      2,040,685
                                                        -----------    -----------   -----------    -----------

NONINTEREST INCOME
    Service fees on deposit accounts                         58,591         71,118       132,544        137,565
    Earnings on bank-owned life insurance                    31,003         21,589        58,999         41,668
    Net gain (loss) on sale of investment securities              -         10,446       (23,667)        10,446
    Other                                                    15,491         12,668        23,362         23,313
                                                        -----------    -----------   -----------    -----------

           Total noninterest income                         105,085        115,821       191,238        212,992
                                                        -----------    -----------   -----------    -----------

NONINTEREST EXPENSE
    Compensation and employee benefits                      623,356        486,741     1,214,056        878,763
    Occupancy and equipment                                 148,840         52,189       245,232        101,778
    Federal deposit insurance premiums                       15,192         11,497        29,420         22,259
    Data processing expense                                  63,144         85,701       153,095        158,658
    Professional fees                                        65,992        112,236       241,609        165,668
    Other                                                   198,725        110,268       410,897        223,924
                                                        -----------    -----------   -----------    -----------

           Total noninterest expense                      1,115,249        858,632     2,294,309      1,551,050
                                                        -----------    -----------   -----------    -----------

(LOSS) INCOME BEFORE TAXES                                 (184,042)       294,708      (202,583)       702,627

INCOME TAX (BENEFIT) EXPENSE                                (85,008)        90,270      (112,122)       227,303
                                                        -----------    -----------   -----------    -----------

NET (LOSS) INCOME                                       $   (99,034)   $   204,438   $   (90,461)   $   475,324
                                                        ===========    ===========   ===========    ===========


PER SHARE DATA:
    Earnings (loss) per share - basic and diluted       $     (0.05)   $      0.09   $     (0.04)   $      0.20
    Weighted average number of shares outstanding -
      basic and diluted                                   1,893,338      2,386,115     2,095,850      2,383,005

    Dividends per share                                        0.03           0.02          0.06           0.04

   See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                  Accumulated
                                                Retained     Stock      Unallocated                  Other     Total
                                   Additional   Earnings-    Compen-     shares        Treasury     Compre-    Stock-       Compre-
                            Common  paid-in   Substantially  sation      held by        Stock       hensive    holders'     hensive
                            Stock   Capital    Restricted    Trust        ESOP         at Cost       Loss      Equity        Loss
                         -------- ----------- ----------  -----------  ----------- ------------  -----------  ----------- ----------
Balance,
   October 31, 2005      $257,888 $24,873,013 $8,968,526  $         -  $(1,842,058) $  (581,125) $  (613,344) $31,062,900

Cash dividends paid             -           -   (134,956)                        -                         -     (134,956)

ESOP shares committed
  to be released                -      24,941          -                    73,682                         -       98,623

Stock Compensation
  Trust purchases                                          (3,021,300)                                         (3,021,300)

Treasury Stock
  purchases                                                                          (3,532,200)               (3,532,200)

Net loss                        -           -    (90,461)                        -                         -      (90,461)$ (90,461)

Other comprehensive loss:
  Unrealized loss on
    available for sale
    securities, net of
    reclassification
    adjustment, net of
    tax benefit of
    $209,130                                                                                        (405,958)    (405,958)$(405,958)


Comprehensive loss              -           -          -                         -                         -            - $(496,419)
                         -------- ----------- ----------  -----------  -----------  ------------ -----------  ----------- =========
Balance,
  April 30, 2006         $257,888 $24,897,954 $8,743,109  $(3,021,300) $(1,768,376) $(4,113,325) $(1,019,302) $23,976,648
                         ======== =========== ==========  ===========  ===========  ===========  ===========  ===========

Components of other comprehensive loss:                                                                     April 30, 2006
                                                                                                            --------------
  Change in net unrealized loss on
   investment securities available for sale                                                                    $ (421,578)
  Realized losses included in net loss net of tax benefit of $8,047                                                15,620
                                                                                                               ----------
Total                                                                                                          $ (405,958)
                                                                                                               ==========

   See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                         For the Six Months Ended April 30,
                                                                                2006            2005
                                                                            ------------    ------------
OPERATING ACTIVITIES
   Net income (loss)                                                        $    (90,461)   $    475,324
   Adjustments to reconcile net income to net cash provided by (used for)
      operating activities:
       Provision for loan losses                                                 252,118          51,000
       Depreciation, amortization, and accretion                                  71,117          29,314
       Earnings on bank-owned life insurance                                     (58,999)        (41,668)
       Decrease in principal and interest on loans sold payable                  (36,131)       (146,622)
       Increase in accrued interest receivable                                  (112,953)        (12,104)
       Increase (decrease) in accrued interest payable                            48,167         (13,413)
       Net loss (gain) on sale of investment securities                           23,667         (10,446)
       Other, net                                                               (356,724)         77,525
                                                                            ------------    ------------
           Net cash provided by (used for) operating activities                 (260,199)        408,910
                                                                            ------------    ------------

INVESTING ACTIVITIES
   Investment securities available for sale:
       Proceeds from principal repayments and maturities                       2,895,421       2,571,629
       Purchases                                                              (2,991,602)     (4,050,516)
       Proceeds from the sale of investment securities                         2,141,519       4,099,303
   Increase in loans receivable, net                                         (15,274,251)     (6,772,064)
   Proceeds from sales of real estate acquired through
      foreclosure                                                                      -          80,000
   Purchase of Federal Home Loan Bank stock                                     (132,700)              -
   Redemption of Federal Home Loan Bank stock                                    198,700         136,000
   Purchase of premises and equipment                                         (2,990,169)       (101,254)
                                                                            ------------    ------------
           Net cash used for investing activities                            (16,153,082)     (4,036,902)
                                                                            ------------    ------------

FINANCING ACTIVITIES
   Increase in deposits, net                                                  31,927,792       1,935,754
   Net increase (decrease) in short-term borrowings                           (6,700,000)     (1,500,000)
   Repayment of Federal Home Loan Bank borrowings                               (349,189)        (31,980)
   Decrease in advances by borrowers
      for taxes and insurance, net                                              (204,981)       (184,876)
   Purchase of stock for Stock Compensation Trust                             (3,021,300)              -
   Purchase of treasury stock                                                 (3,532,200)              -
   Cash dividends                                                               (134,956)        (95,196)
                                                                            ------------    ------------
           Net cash provided by financing activities                          17,985,166         123,702
                                                                            ------------    ------------

           Increase (decrease) in cash and cash equivalents                    1,571,885      (3,504,290)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               2,162,811       6,180,794
                                                                            ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  3,734,696    $  2,676,504
                                                                            ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid:
       Interest                                                             $  2,133,879    $  1,249,626
       Income taxes                                                              173,000         289,000

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

NOTE 2 - COMPREHENSIVE INCOME (LOSS)
-----------------------------------

         The components of comprehensive income (loss) consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended April 30, 2006, this activity is shown under the heading Comprehensive Loss as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the six months ended April 30, 2005 comprehensive income totaled $87,839. For the three months ended April 30, 2006 and 2005 comprehensive loss totaled $529,839 and $112,842, respectively.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------


In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("FAS") No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.



In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

NOTE 4 - INVESTMENTS
--------------------


The amortized cost and the estimated market value of investment securities held to maturity were as follows:

                                                                          April 30, 2006
                                      --------------------------------------------------------------------------------------
                                                                  Gross                   Gross                 Estimated
                                       Amortized               Unrealized              Unrealized                 Market
                                         Cost                     Gains                  Losses                   Value
                                      ------------             ------------            ------------            ------------
Municipal securities                  $ 2,179,243              $       436             $   (61,210)            $ 2,118,469

                                                                          October 31, 2005
                                      --------------------------------------------------------------------------------------
                                                                  Gross                   Gross                 Estimated
                                       Amortized               Unrealized              Unrealized                 Market
                                         Cost                     Gains                  Losses                   Value
                                      ------------             ------------            ------------            -------------

Municipal securities                  $ 2,150,395              $    26,342             $   (27,488)            $  2,149,249


The amortized cost and the estimated market value of available-for-sale investment securities were as follows:

                                                                        April 30, 2006
                                         ---------------------------------------------------------------------------
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
                                               Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
Mortgage-backed securities:
     Fannie Mae                          $     24,122,540   $          1,193    $       (754,107)  $     23,369,626
     Freddie Mac                                6,244,120              1,100            (154,233)         6,090,987
     Government National Mortgage
       Association securities                   1,379,541              1,498             (11,024)         1,370,015
                                         -----------------  -----------------   -----------------  -----------------
     Total mortgage-backed
       securities                              31,746,201              3,791            (919,364)        30,830,628
U.S. Government
  agency securities                             9,846,981                  -            (432,360)         9,414,621
Corporate securities                            3,027,635                  -             (88,005)         2,939,630
Municipal securities                            3,996,897              1,545            (106,308)         3,892,134
                                         -----------------  -----------------   -----------------  -----------------
          Total debt securities                48,617,714              5,336          (1,546,037)        47,077,013
Mutual funds                                      194,806                  -              (3,673)           191,133
                                         -----------------  -----------------   -----------------  -----------------
          Total                          $     48,812,520   $          5,336    $     (1,549,710)  $     47,268,146
                                         =================  =================   =================  =================

                                                                       October 31, 2005
                                         ---------------------------------------------------------------------------
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
                                               Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
Mortgage-backed securities:
     Fannie Mae                          $     26,739,810   $          1,983    $       (448,608)  $     26,293,185
     Freddie Mac                                4,643,713                495             (81,412)         4,562,796
     Government National Mortgage
       Association securities                   2,193,406              8,576              (8,271)         2,193,711
                                         -----------------  -----------------   -----------------  -----------------
     Total mortgage-backed
     securities                                33,576,928             11,053            (538,291)        33,049,690
U.S. Government
  agency securities                             9,965,943                914            (308,072)         9,658,785
Corporate securities                            3,028,815                  -             (25,100)         3,003,715
Municipal securities                            4,249,487                  -             (66,722)         4,182,765
                                         -----------------  -----------------   -----------------  -----------------
          Total debt securities                50,821,173             11,967            (938,185)        49,894,955
Mutual funds                                      190,870                  -              (3,093)           187,777
                                         -----------------  -----------------   -----------------  -----------------
          Total                          $     51,012,044   $         11,967    $       (941,278)  $     50,082,732
                                         =================  =================   =================  =================


The amortized cost and estimated market value of debt securities at April 30, 2006, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from one to thirty years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                        Held to Maturity                 Available for Sale
                                                        ----------------                 ------------------
                                                                  Estimated                           Estimated
                                                Amortized Cost   Market Value    Amortized Cost      Market Value
                                               ---------------   --------------  ---------------   ---------------
       Due less than one year                     $         -      $         -     $    348,820      $    344,632
       Due after one year through five years                -                -       12,339,019        11,840,213
       Due after five years through ten years               -                -        3,906,213         3,741,205
       Due after ten years                          2,179,243        2,118,469       32,023,662        31,150,963
           -----                                  -----------      -----------     ------------      ------------

           Total                                  $ 2,179,243      $ 2,118,469     $ 48,617,714      $ 47,077,013
                                                  ===========      ===========     ============      ============

NOTE 5 - LOANS RECEIVABLE
-------------------------

Loans receivable consist of the following:


                                                                      April 30, 2006                  October 31, 2005
                                                                -----------------------------   ----------------------------
                                                                    Amount           Percent        Amount          Percent
                                                                --------------  -------------   --------------  ------------
               Type of Loans:
              -------------------
               Mortgage loans:
                  One-to four- family (1)                        $ 61,034,513         60.71%     $ 52,817,766        61.95%
                  Multi-family                                        637,470          0.63%          707,081         0.83%
                  Commercial real estate                            7,079,068          7.04%        5,564,591         6.53%
                  Construction (2)                                 17,471,244         17.37%       13,034,853        15.29%
               Home equity loans and lines of credit               13,753,184         13.68%       12,715,963        14.91%
               Loans on savings accounts                              315,279          0.31%          300,955         0.35%
               Other                                                  263,985          0.26%          118,856         0.14%
                                                                 ------------       --------     ------------      --------
               Total loans                                        100,554,743        100.00%       85,260,065       100.00%
                                                                                    ========                       ========
               Less:
                  Net deferred loan fees and unamortized
                    premiums                                          147,667                         150,922
                  Allowance for loan losses                           743,356                         506,708
                                                                 ------------                    ------------

               Total loans, net                                  $ 99,663,720                    $ 84,602,435
                                                                 ============                    ============

------------------
(1)  Included in this category are mixed-use loans and investor loans.
(2) Included in this category are participation interests in two loans with an aggregate balance of $2.3 million at both April 30, 2006 and October 31, 2005.



NOTE 6 - FEDERAL HOME LOAN BANK BORROWINGS
------------------------------------------


The following tables set forth information concerning advances with the FHLB:

                                                  Weighted
                                                  average        Stated interest        At             At
                           Maturity range         interest         rate range       January 31,    October 31,
Description              from           to          rate        from        to          2006           2005
                      ------------  -----------  -----------  -------------------  -------------  -------------
Short Term Borrowings  04/11/06      05/23/06      4.62%        3.73%      5.09%   $  6,100,000   $ 12,800,000
Convertible            02/18/10      02/18/10      5.91%        5.91%      5.91%      1,000,000      1,000,000
Mid Term Repo Fixed    05/01/06      05/11/15      3.57%        2.63%      4.84%     10,800,000     10,800,000
Fixed Rate             08/20/08      08/20/08      6.24%        6.24%      6.24%      1,500,000      1,500,000
Fixed Rate amortizing  05/23/08      05/23/08      4.14%        4.14%      4.14%      1,485,728      1,834,917
                                                                                   -------------  -------------
           Total                                                                   $ 20,885,728   $ 27,934,917
                                                                                   =============  =============

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


Maturities of FHLB borrowings at April 30, 2006 are summarized as follows:


    Year Ending October 31,            Amount            Weighted-Average Rate
    --------------------------     ---------------    -------------------------

        2006                         $  9,444,997               3.97%
        2007                            5,511,753               3.64%
        2008                            2,928,978               5.12%
        2010                            1,000,000               5.91%
        2015                            2,000,000               4.84%
                                     ------------
            Total                    $ 20,885,728               4.22%
                                     ============


NOTE 7 - EARNINGS PER SHARE

The Company currently maintains a simple capital structure; thus, there are no dilutive effects on earnings per share. As such, earnings per share are calculated using the weighted-average number of shares outstanding, less average unallocated shares held by the ESOP, shares held in the Stock Compensation Trust, and in Treasury stock for the period.

                                                  For the Three Months Ended          For the Six Months Ended
                                                           April 30,                           April 30,
                                               ---------------------------------- ---------------------------------
                                                      2006              2005             2006              2005
                                               ---------------   ---------------- ----------------  ---------------
     Weighted-average common shares
        outstanding                                 2,578,875          2,578,875        2,578,875        2,578,875
     Average treasury stock shares                   (292,500)                 -         (179,516)               -
     Average unallocated shares held by ESOP         (178,037)          (192,760)        (181,133)        (195,870)
     Average Stock CompensationTrust shares          (215,000)                 -         (122,376)               -
                                               ---------------   ---------------- ----------------  ---------------

     Weighted-average common shares and
        common stock equivalents used to
        calculate basic earnings per share          1,893,338          2,386,115        2,095,850        2,383,005
                                               ===============   ================ =================================

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


Comparison of the Results of Operations for the Three Months Ended April 30, 2006 and April 30, 2005

         The Company recorded a net loss of $99.0 thousand for the three months ended April 30, 2006, versus net income of $204.4 thousand over the same period in 2005. The decrease in net income is due to increases in non-interest expense and the provision for loan losses.

         Net Interest Income. Net interest income for the three months ended April 30, 2006 decreased $29.4 thousand to $1.0 million from $1.1 million for the same period in 2005 as a result of an increase in total interest expense which more than offset an increase in interest income. The net interest margin decreased by 63 basis points to 3.00% for the three months ended April 30, 2006 from 3.63% for the three months ended April 30, 2005. Interest income for the three months ended April 30, 2006 totaled $2.2 million as compared to $1.7 million for the three months ended April 30, 2005. This increase of $516.7 thousand was attributable to an increase of $26.8 million in the average balance of interest-earning assets to $146.7 million for the three months ended April 30, 2006 from $120.0 million for the three months ended April 30, 2005. This increase was also attributable to an increase in the average yield on interest-earning assets of 36 basis points to 6.06% for the three months ended April 30, 2006 from 5.70% for the three months ended April 30, 2005. The average balances of loans receivable and investment securities for the three months ended April 30, 2006 as compared to the same period of the prior year increased $21.3 million and $3.9 million, respectively. Loans receivable grew due to increased loan demand and the addition of new lending officers. The average yield on loans receivable increased 17 basis points to 6.97% for the three months ended April 30, 2006 from 6.80% for the three months ended April 30, 2005. The average yield on investment securities increased 36 basis points to 4.56% for the three months ended April 30, 2006 from 4.20% for the three months ended April 30, 2005.

         Interest expense increased to $1.2 million for the three months ended April 30, 2006 from $621.0 thousand for the three months ended April 30, 2005. The increase was attributable to an increase of $40.0 million in the average balance of interest-bearing liabilities to $128.6 million for the three months ended April 30, 2006 from $88.7 million for the three months ended April 30, 2005 as well as an increase in the average cost of funds of 80 basis points to 3.60% for the three months ended April 30, 2006 from 2.80 % for the three months ended April 30, 2005. The average balances of deposits and FHLB advances for the three months ended April 30, 2006 as compared to the same period of the prior year increased $32.0 million and $8.0 million, respectively. The increase in deposits was due mainly to an increase in certificates of deposit, money market accounts and interest bearing demand deposits. The average balance of borrowings increased as funds were used to support loan growth. The average cost of deposits increased 83 basis points to 3.49% for the three months ended April 30, 2006 from 2.66% for the three months ended April 30, 2005. The average cost of borrowings increased 72 basis points to 4.12% for the three months ended April 30, 2006 from 3.40% for the three months ended April 30, 2005.

         Loan Loss Provision. The provision for loan losses was $216.0 thousand for the three months ended April 30, 2006 compared to $34.0 thousand for the three months ended April 30, 2005. The increase was attributable to an increase in classified assets, as well as loan growth. The increase in classified assets was primarily due to the downgrade to substandard of a $1.3 million loan for the construction of four residential condominium units located in Philadelphia. There can be no assurance that future additional provisions relating to this loan will not be necessary. The loan loss provision is based upon management's assessment of a variety of factors, including levels of, and trends in, delinquencies and nonaccruals, trends in volume and terms of loans, effects of any changes in lending policies, historical loss experience, realizability of collateral value and collectibility of guarantee, pending legal action for collection of loans and related guarantees, national and economic trends and conditions and concentrations of credit. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

         Non-interest Income. Total non-interest income decreased $10.7 thousand to $105.1 thousand for the three months ended April 30, 2006 compared to $115.8 thousand for the three months ended April 30, 2005 due mainly to a reduction in service charges related to check printing charges in connection with new product offerings targeting business and retail core deposit growth which include a free first order of checks.

         Non-interest Expense. Non-interest expense increased $256.5 thousand to $1.1 million for the three months ended April 30, 2006 from $858.6 thousand for the three months ended April 30, 2005. The increase in non-interest expense was due to increases in compensation and employee benefits, occupancy and equipment costs, and other expense of $136.6 thousand, $96.7 thousand and $88.3 thousand, respectively, offset by a decrease in professional fees and data processing expense of $46.2 thousand and $22.6 thousand, respectively. The increase in compensation and employee benefits was due primarily to additions to staff including staff for the newly opened Roxborough and Ardmore, Pennsylvania banking offices and additions to staff in the lending area as well as payroll taxes, employee benefits expense and performance based salary increases offset by the severance package paid to the former President in the corresponding period in the prior year. The increase in occupancy and equipment costs was due to an increase in depreciation, rent expense, utilities and maintenance expense related to the opening of the two new banking offices discussed above. The increase in other expense was due mainly to increased advertising and marketing costs, telephone and information technology expense, and stationery and supplies expense. The decrease in professional fees was due mainly to non-recurring legal expenses and accounting fees related to work performed for implementing Section 404 of the Sarbanes Oxley Act of 2002. The decrease in data processing expense was due to favorable contract negotiations resulting in a short term decrease in monthly processing fees.

         Income Taxes. Income tax benefit was $85.0 thousand for the three months ended April 30, 2006 as compared to an expense of $90.3 thousand for the same period in 2005 due mainly to a decrease in pre-tax income aggregated with an increase in non taxable income.

Comparison of the Results of Operations for the Six Months Ended April 30, 2006 and April 30, 2005

         The Company recorded a net loss of $90.5 thousand for the six months ended April 30, 2006, versus net income of $475.3 thousand over the same period in 2005. The decrease in net income is primarily due to an increase in non-interest expense and the provision for loan losses.

         Net Interest Income. Net interest income for the six months ended April 30, 2006 increased $60.9 thousand to $2.2 million from $2.1 million for the same period in 2005 as a result of an increase in interest income which was offset by an increase in interest expense. The net interest margin decreased by 44 basis points to 3.12% for the six months ended April 30, 2006 from 3.56% for the six months ended April 30, 2005. Interest income for the six months ended April 30, 2006 totaled $4.3 million as compared to $3.3 million for the six months ended April 30, 2005. This increase of $1.0 million was attributable to an increase of $24.7 million in the average balance of interest-earning assets to $144.2 million for the six months ended April 30, 2006 from $119.5 million for the six months ended April 30, 2005. This increase was also attributable to an increase in the average yield on interest-earning assets of 47 basis points to 6.10% for the six months ended April 30, 2006 from 5.63% for the six months ended April 30, 2005. The average balances of loans receivable and investment securities for the six months ended April 30, 2006 as compared to the same period of the prior year increased $20.5 million and $3.6 million, to $89.4 million and $50.5 million respectively. Loans receivable grew due to increased loan demand and the addition of new lending officers. The average yield on loans receivable increased 25 basis points to 7.04% for the six months ended April 30, 2006 from 6.79% for the six months ended April 30, 2005. The average yield on investment securities increased 47 basis points to 4.63% for the six months ended April 30, 2006 from 4.16% for the six months ended April 30, 2005.

         Interest expense increased to $2.2 million for the six months ended April 30, 2006 from $1.2 million for the six months ended April 30, 2005. The increase was primarily attributable to an increase of $33.8 million in the average balance of interest-bearing liabilities to $121.9 million for the six months ended April 30, 2006 from $88.1 million for the six months ended April 30, 2005 as well as an increase in the average cost of funds of 77 basis points to 3.58% for the six months ended April 30, 2006 from 2.81% for the six months ended April 30, 2005. The average balances of deposits and FHLB advances for the six months ended April 30, 2006 as compared to the same period of the prior year increased $23.4 million and $10.5 to $96.4 million and $25.5 million, respectively. The increase in deposits was mainly due to an increase in certificates of deposit, money market accounts and interest bearing demand deposits. The average balance of borrowings increased as funds were used to support loan growth. The average cost of deposits increased 74 basis points to 3.44% for the six months ended April 30, 2006 from 2.70% for the six months ended April 30, 2005. The average cost of borrowings increased 81 basis points to 4.21% for the six months ended April 30, 2006 from 3.40% for the six months ended April 30, 2005.

         Loan Loss Provision. The provision for loan losses was $252.1 thousand for the six months ended April 30, 2006 compared to $51 thousand for the six months ended April 30, 2005. The increase was attributable to an increase in classified assets, as well as loan growth. The increase in classified assets was primarily due to the downgrade to substandard of a $1.3 million loan for the construction of four residential condominium units located in Philadelphia. There can be no assurance that future additional provisions relating to this loan will not be necessary. The loan loss provision is based upon management's assessment of a variety of factors, including levels of, and trends in, delinquencies and nonaccruals, trends in volume and terms of loans, effects of any changes in lending policies, historical loss experience, realizability of collateral value and collectibility of guarantee, pending legal action for collection of loans and related guarantees, national and economic trends and conditions and concentrations of credit. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

         Non-interest Income. Total non-interest income decreased $21.8 thousand to $191.2 thousand for the six months ended April 30, 2006 compared to $213.0 thousand for the six months ended April 30, 2005 due mainly to a loss on the sale of investment securities available for sale of $23.7 thousand versus a gain on the sale of investment securities of $10.4 thousand in the same period of the prior year offset by an increase of $17.3 thousand in earnings on bank-owned life insurance.

         Non-interest Expense. Non-interest expense increased $743.3 thousand to $2.3 million for the six months ended April 30, 2006 from $1.6 million for the six months ended April 30, 2005. The increase in non-interest expense was due to increases in compensation and employee benefits, occupancy and equipment costs, professional fees and other expense of $335.3 thousand, $143.5 thousand, $75.9 thousand and $187.0 thousand, respectively. The increase in compensation and employee benefits was due primarily to additions to staff including staff for the newly opened Roxborough and Ardmore, Pennsylvania banking offices and additions to staff in the lending department as well as payroll taxes, employee benefits expense and performance based salary increases offset by the severance package paid to the former President in the corresponding period in the prior year. The increase in occupancy and equipment costs was due to an increase in depreciation, rent expense, utilities and maintenance expense related to the opening of the two new banking offices. The increase in professional fees was due mainly to costs incurred in connection with non-recurring legal expenses related to the Company's annual meeting of stockholders that were not resolved until the first quarter of 2006. The increase in other expense was due mainly to increased advertising and marketing costs, telephone and information technology expense, and stationery and supplies expense.

         Income Taxes. Income tax benefit was $112.1 thousand for the six months ended April 30, 2006 as compared to an expense of $227.3 thousand for the same period in 2005 due mainly to a decrease in pre-tax income aggregated with an increase in non taxable income.


Comparison of Financial Condition at April 30, 2006 and October 31, 2005

         Assets and Liabilities. The Company's total assets increased by $17.6 million to $165.0 million at April 30, 2006 from $147.4 million at October 31, 2005.

         Total investment securities decreased by $2.8 million, to $49.4 million at April 30, 2006 from $52.2 million at October 31, 2005 due mainly to $5.2 million in sales, maturities and repayments offset by $3.0 million in purchases.

         Net loans receivable increased $15.1 million, or 17.8%, to $99.7 million at April 30, 2006 from $84.6 million at October 31, 2005. The increase in net loans receivable was primarily the result of increases in one- to four-family residential mortgages (which includes owner and non-owner occupied properties), construction financing, commercial real estate loans, and home equity loans in the amount of $8.2 million, $4.4 million, $1.5 million and $1.0 million, respectively. The increase in loans receivable is attributable to the opening of two new banking offices in Roxborough and Ardmore Pennsylvania as well as the addition of two new commercial lending officers.

         The allowance for loan losses increased to $743.4 thousand at April 30, 2006 from $506.7 thousand at October 31, 2005 and represented .74% of the gross loan portfolio at April 30, 2006. The Company had nonaccrual loans of $103.4 thousand and $69.4 thousand at April 30, 2006 and October 31, 2005, respectively. Classified loans totaled $4.9 million at April 30, 2006 as compared to $3.2 million at October 31, 2005. The increase was due primarily to the downgrade to substandard of a $1.3 million loan to build four residential condominium units located in Philadelphia.

         Premises and equipment, net increased $2.9 million to $5.0 million at April 30, 2006 from $2.1 million at October 31, 2005. The increase was primarily due to costs associated with the new Roxborough and Ardmore Banking Offices as well as the acquisition of a future banking office site in Deptford, New Jersey.

         Total deposits increased to $119.3 million at April 30, 2006 from $87.4 million at October 31, 2005. This was primarily a result of an increase in certificates of deposit, money market and checking accounts of $12.9 million, $14.9 million and $4.7 million, respectively, offset by a decrease in savings accounts of $532.8 thousand.

         Stockholders' Equity. Total stockholders' equity decreased to $24.0 million at April 30, 2006 from $31.1 million at October 31, 2005. The decrease was due mainly to the completion of the 10% stock repurchase plan announced July 29, 2005 and the 10% stock repurchase plan announced January 17, 2006. A total of 465,000 shares of common stock were repurchased at an average price of $14.04 excluding brokerage commissions. The Stock Compensation Trust, which holds 215,000 shares, was funded through these repurchase programs. In addition, there was an increase in the overall comprehensive loss of $405.9 thousand as a result of a decrease in the market value of the Company's investment portfolio due to rising market interest rates.


Liquidity and Capital Resources

         Liquidity. Liquidity management for the Company is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Both short- and long-term liquidity needs are addressed by maturities and sales of investment securities and loan repayments and maturities. The use of these resources, in conjunction with access to credit, provides the core ingredients for satisfying depositor, borrower, and creditor needs.

         The  Company's  liquid  assets  consist  of cash and cash  equivalents, certificates of deposit in other financial institutions and investment securities classified as available for sale. The level of these assets is dependent on the Company's operating, investing, and financing activities during any given period. At April 30, 2006, cash and cash equivalents totaled approximately $3.7 million, or 2.3% of total assets, while investment securities classified as available for sale and certificates of deposit in other financial institutions totaled approximately $47.5 million, or 28.8% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year.

         Operating activities used net cash of approximately $260.2 thousand for the six months ended April 30, 2006 and provided net cash of $408.9 thousand for the six months ended April 30, 2005. Net cash used for the six months ended April 30, 2006 was due mainly to other operating activities. Net cash provided for the six months ended April 30, 2005 was generated from net income of $475.3 thousand.

             Investing activities consist primarily of loan originations and repayments, investment purchases, sales and maturities and purchases of premises and equipment. For the six months ended April 30, 2006 net cash used for investing activities totaled $16.2 million and primarily consisted of an increase in net loans receivable of $15.3 million, purchases of investment securities of $3.0 million and purchases of premises and equipment of $3.0 million in connection with the opening of two new banking offices in Roxborough and Ardmore PA. Partially offsetting the usage of investing activities is $2.1 million of proceeds from investment security sales and $3.0 million in maturities and repayments. For the same period ended April 30, 2005, cash usages totaled $4.0 million and primarily consisted of an increase in net loans receivable of $6.8 million and investment security purchase of $4.0 million. Partially offsetting the usage of investing activities is $6.7 million of proceeds from investment security maturities, sales and repayments.

         Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, advances by borrowers for taxes and insurance, stock repurchases and the payment of cash dividends. For the six months ended April 30, 2006, net cash provided by financing activities totaled $18.0 million and was principally from an increase in deposits of $31.9 million offset by a decrease in FHLB borrowings of $6.7 million and by the repurchase of the Company's Stock in the total amount of $ 6.5 million, $3.5 million of stock to Treasury and $3.0 million of stock for the Compensation Trust. For the same period in 2005, net cash provided for financing activities totaled $123.7 thousand and was principally from the repayment of short-term borrowings in the amount of $1.5 million offset by an increase in deposits of $2.0 million.

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

         Capital. The Company's primary source of capital has been retained earnings. Historically, the Bank has generated net retained income to support normal growth and expansion. The proceeds of the stock offering in connection with the Company's mutual-to-stock conversion significantly increased the Company's capital resources.

            The Bank is subject to federal regulations imposing minimum capital requirements. Management monitors the Bank's total risk-based, Tier I risk-based, and Tier I leverage capital ratios to assess compliance with regulatory guidelines. At April 30, 2006, the Bank exceeded the minimum capital ratio requirements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5. OTHER INFORMATION

          The Company's 2005 Annual Meeting of Stockholders was held June 6, 2005. The Company's 2006 Annual Meeting is currently scheduled to be held on August 15, 2006. At the Annual Meeting, only such proposals shall be acted upon as shall have been brought before the meeting (i) by or at the direction of the Board of Directors or (ii) by any stockholder of the Company who complies with all requirements set forth in Article 11.C of the Company's Articles of Incorporation. Pursuant to Article 11.C., for stockholder proposals to be considered at an annual meeting of stockholders, the stockholder's notice shall be delivered to, or mailed and received at, the principal executive offices of the Company not less than sixty days prior to the anniversary date of the immediately preceding annual meeting of stockholders of the Company. Accordingly, the deadline for stockholder proposals for the 2006 Annual Meeting was April 23, 2006, sixty days prior to the June 6th anniversary of the immediately preceding annual meeting.

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

               4     Specimen Stock Certificate of SE Financial Corp. *

               10.1  Executive Life Insurance Plan *

               10.2  Form of Director Incentive Retirement Plan *

               10.3  Form of Executive Officer Incentive Retirement Plan *

               10.4  Form of Management Severance Agreements with Marcy C. Panzer,
                     Pamela M. Cyr, J. Christopher Jacobsen, and Charles F. Miller **

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


                        SE FINANCIAL CORP.



Date: June 14, 2006     /s/Pamela M. Cyr
                        --------------------------------------------------------
                        Pamela M. Cyr
                        President and CEO
                        (Principal Executive and Financial & Accounting Officer)