Form 10QSB
period 2006-06-30
SE FINANCIAL CORP
filed 2006-09-14
CIK 1277138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 31, 2006
                               -------------------------------------------------
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


          Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X     No
          ---       ---

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                                ---      ---

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date September 13, 2006:

            Class                                           Outstanding
   ---------------------------                           ----------------
   $.10 par value common stock                           2,286,375 shares


Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ---      ---

                               SE FINANCIAL CORP.

                                   FORM 1O-QSB

                       FOR THE QUARTER ENDED July 31, 2006


                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)                               1

        Item 2. Management's Discussion and Analysis or Plan of Operation     10

        Item 3. Controls and Procedures                                       15

PART II- OTHER INFORMATION

        Item 1. Legal Proceedings                                             16

        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   16

        Item 3. Defaults Upon Senior Securities                               16

        Item 4. Submission of Matters to a Vote of Security Holders           16

        Item 5. Other Information                                             16

        Item 6. Exhibits                                                      16

SIGNATURES

EXHIBITS

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.1 Report of Independent Registered Public Accounting Firm

                               SE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                           July 31,        October 31,
                                                                                             2006             2005
                                                                                        -------------    -------------
          ASSETS
             Cash and due from banks                                                    $     917,357    $     603,912
             Interest-bearing deposits with other institutions                              2,495,152        1,558,899
                                                                                        -------------    -------------

                  Cash and cash equivalents                                                 3,412,509        2,162,811

             Certificates of deposit in other financial institutions                          197,964          193,793
             Investment securities available for sale                                      45,658,649       50,082,732
             Investment securities held to maturity (estimated market value
                  of $2,187,562 and $2,149,249)                                             2,194,173        2,150,395
             Loans receivable (net of allowance for loan losses
                  of $859,421 and $506,708)                                               108,445,490       84,602,435
             Accrued interest receivable                                                      948,435          754,403
             Federal Home Loan Bank Stock                                                   1,355,800        1,649,900
             Premises and equipment, net                                                    5,112,891        2,142,909
             Real estate owned                                                                 59,034             --
             Bank owned life insurance                                                      3,049,645        2,961,261
             Other assets                                                                   1,528,620          730,108
                                                                                        -------------    -------------
                      TOTAL ASSETS                                                      $ 171,963,210    $ 147,430,747
                                                                                        =============    =============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Liabilities
             Deposits                                                                   $ 130,542,880    $  87,407,966
             Short-term borrowings                                                          5,000,000       12,800,000
             Federal Home Loan Bank borrowings                                             11,614,121       15,134,917
             Advances by borrowers for taxes and insurance                                    358,613          436,601
             Accrued interest payable                                                         111,215          124,243
             Other liabilities                                                                450,483          464,120
                                                                                        -------------    -------------
                      TOTAL LIABILITIES                                                   148,077,312      116,367,847
                                                                                        -------------    -------------

          Commitments and contingencies                                                             -                -

          Stockholders' Equity
             Preferred stock - no par value; 2,000,000 shares authorized; none issued               -                -
             Common stock - $0.10 par value; 8,000,000 shares authorized;
                  2,578,875 issued                                                            257,888          257,888
             Additional paid-in capital                                                    24,907,828       24,873,013
             Retained earnings - substantially restricted                                   8,657,301        8,968,526
             Stock Compensation Trust 215,000 shares                                       (3,021,300)               -
             Unallocated shares held by Employee Stock Ownership Plan ("ESOP")             (1,731,535)      (1,842,058)
             Treasury stock at cost, 292,500 shares and 42,500 shares respectively         (4,113,325)        (581,125)
             Accumulated other comprehensive loss                                          (1,070,959)        (613,344)
                                                                                        -------------    -------------
                      TOTAL STOCKHOLDERS' EQUITY                                           23,885,898       31,062,900
                                                                                        -------------    -------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 171,963,210    $ 147,430,747
                                                                                        =============    =============

   See accompanying notes to the unaudited consolidated financial statements.

       SE FINANCIAL CORP
           CONSOLIDATED STATEMENT OF INCOME
          (Unaudited)

                                                                        Three Months Ended July 31,  Nine Months Ended July 31,
                                                                        ---------------------------  --------------------------
                                                                            2006           2005          2006          2005
                                                                        -----------    -----------   -----------    -----------
INTEREST AND DIVIDEND INCOME
    Loans receivable                                                    $ 1,921,280    $ 1,293,867   $ 5,065,166    $ 3,634,069
    Investment securities
       Taxable                                                              492,819        455,171     1,477,599      1,321,145
       Exempt from federal income tax                                        60,091         54,459       182,510        126,482
    Interest-bearing deposits with other institutions                        38,732          9,592        97,486         43,999
    Other dividend income                                                    24,225          9,916        49,038         25,208
                                                                        -----------    -----------   -----------    -----------
           Total interest and dividend income                             2,537,147      1,823,005     6,871,799      5,150,903
                                                                        -----------    -----------   -----------    -----------
INTEREST EXPENSE
    Deposits                                                              1,185,084        518,509     2,829,949      1,498,676
    Short-term borrowings                                                    89,712         50,664       304,412        117,834
    Federal Home Loan Bank borrowings                                       115,233        163,782       437,713        352,658
                                                                        -----------    -----------   -----------    -----------
           Total interest expense                                         1,390,028        732,955     3,572,074      1,969,168
                                                                        -----------    -----------   -----------    -----------

NET INTEREST INCOME                                                       1,147,119      1,090,050     3,299,725      3,181,735
    Provision for loan losses                                               116,065         45,393       368,183         96,393
                                                                        -----------    -----------   -----------    -----------
NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                                        1,031,054      1,044,657     2,931,542      3,085,342
                                                                        -----------    -----------   -----------    -----------
NONINTEREST INCOME
    Service fees on deposit accounts                                         76,282         72,886       208,826        210,451
    Earnings on bank-owned life insurance                                    29,385         21,595        88,384         63,263
    Net gain (loss) on sale of investment securities                           --           21,760       (23,667)        32,206
    Other                                                                    15,931         12,210        39,293         35,097
                                                                        -----------    -----------   -----------    -----------
           Total noninterest income                                         121,598        128,451       312,836        341,017
                                                                        -----------    -----------   -----------    -----------
NONINTEREST EXPENSE
    Compensation and employee benefits                                      683,758        442,896     1,897,814      1,321,659
    Occupancy and equipment                                                 156,710         61,952       401,942        163,730
    Federal deposit insurance premiums                                       15,913         16,467        45,333         38,726
    Data processing expense                                                  60,607         68,573       213,702        227,231
    Professional fees                                                        68,784        248,017       310,393        413,685
    Other                                                                   199,106        221,278       610,003        444,776
                                                                        -----------    -----------   -----------    -----------
           Total noninterest expense                                      1,184,878      1,059,183     3,479,187      2,609,807
                                                                        -----------    -----------   -----------    -----------

(LOSS) INCOME BEFORE TAXES                                                  (32,226)       113,925      (234,809)       816,552

INCOME TAX (BENEFIT) EXPENSE                                                 (8,819)        24,717      (120,941)       252,020
                                                                        -----------    -----------   -----------    -----------
NET (LOSS) INCOME                                                       $   (23,407)   $    89,208   $  (113,868)   $   564,532
                                                                        ===========    ===========   ===========    ===========

PER SHARE DATA:
    Earnings (loss) per share - basic and diluted                       $     (0.01)   $      0.04   $      (0.06)  $      0.24
    Weighted average number of shares outstanding - basic and diluted     1,896,994      2,386,086      2,027,592     2,384,036

    Dividends per share                                                        0.03           0.03           0.09          0.07

   See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                               Accumulated
                                            Retained     Stock      Unallocated                 Other          Total
                                Additional  Earnings-    Compen-      shares       Treasury     Compre-        Stock      Compre-
                       Common     paid-in  Substantially sation       held by       Stock       hensive       holders'    hensive
                       Stock      Capital   Restricted    Trust        ESOP         at Cost      Loss          Equity      Loss
                       -------- ----------- ----------  -----------  -----------  -----------  -----------   ----------- ---------
Balance,
  October 31, 2005     $257,888 $24,873,013 $8,968,526  $         -  $(1,842,058) $  (581,125)  $(613,344)  $31,062,900

Cash dividends paid           -           -   (197,357)           -            -            -           -      (197,357)

ESOP shares committed
  to be released              -      34,815          -            -      110,523            -           -       145,338

Stock Compensation
 Trust purchases              -           -          -   (3,021,300)           -            -           -    (3,021,300)

Treasury Stock
  purchases                   -           -          -            -            -   (3,532,200)          -    (3,532,200)

Net loss                      -           -   (113,868)           -            -            -           -      (113,868) $(113,868)

Other comprehensive loss:
  Unrealized loss
  on available for sale
  securities, net of
  reclassification
  adjustment, net of
  tax benefit of
  $235,715                    -           -          -            -            -            -    (457,615)     (457,615) $(457,615)
                                                                                                                         ---------
Comprehensive loss            -           -          -            -            -            -                            $(571,483)
                       -------- ----------- ----------  -----------  -----------  -----------  -----------   ----------- =========
Balance,
  July 31, 2006        $257,888 $24,907,828 $8,657,301  $(3,021,300) $(1,731,535) $(4,113,325) $(1,070,959)  $23,885,898
                       ======== =========== ==========  ===========  ===========  ===========  ===========   ===========

Components of other comprehensive loss:                                                                    July 31, 2006
  Change in net unrealized loss on                                                                         -------------
   investment securities available for sale                                                                  $  (473,300)
  Realized losses included in net loss net of tax benefit of $8,047                                               15,620
                                                                                                              ----------
Total                                                                                                        $  (457,680)
                                                                                                             ===========

   See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Nine Months Ended July 31,
                                                                            2006            2005
                                                                        ------------    ------------
      OPERATING ACTIVITIES
         Net income (loss)                                              $   (113,868)   $    564,532
         Adjustments to reconcile net income (loss) to net cash
            provided by (used for) operating activities:
             Provision for loan losses                                       368,183          96,393
             Depreciation, amortization, and accretion                       136,680         161,984
             Earnings on bank-owned life insurance                           (88,384)        (63,263)
             Decrease in principal and interest on loans sold payable        (30,734)        157,265
             Increase in accrued interest receivable                        (194,032)        (31,363)
             Increase (decrease) in accrued interest payable                 (13,028)         46,788
             Net loss (gain) on sale of investment securities                 23,667         (32,206)
             Other, net                                                     (545,700)       (221,441)
                                                                        ------------    ------------
                 Net cash provided by (used for) operating activities       (457,216)        678,689
                                                                        ------------    ------------

      INVESTING ACTIVITIES
         Investment securities available for sale:
             Proceeds from principal repayments and maturities             4,549,486       5,274,180
             Purchases                                                    (2,991,602)    (12,548,509)
             Proceeds from the sale of investment securities               2,141,519       8,757,326
         Investment securities held to maturity:
             Purchases                                                             -      (2,126,156)
         Increase in loans receivable, net                               (24,136,026)    (12,626,601)
         Proceeds from sales of real estate acquired through
            foreclosure                                                            -          80,000
         Purchase of Federal Home Loan Bank stock                           (132,700)       (556,600)
         Redemption of Federal Home Loan Bank stock                          426,800         255,400
         Purchase of bank-owned life insurance                                     -      (1,000,000)
         Purchase of premises and equipment                               (3,135,836)       (137,372)
                                                                        ------------    ------------
                 Net cash used for investing activities                  (23,278,359)    (14,628,332)
                                                                        ------------    ------------

      FINANCING ACTIVITIES
         Increase in deposits, net                                        43,134,914       5,678,144
         Net decrease in short-term borrowings                            (7,800,000)     (2,400,000)
         Proceeds from Federal Home Loan Bank borrowings                           -       7,400,000
         Repayment of Federal Home Loan Bank borrowings                   (3,520,796)     (1,658,323)
         Decrease in advances by borrowers
            for taxes and insurance, net                                     (77,988)        (68,769)
         Purchase of stock for Stock Compensation Trust                   (3,021,300)              -
         Purchase of treasury stock                                       (3,532,200)              -
         Cash dividends                                                     (197,357)       (166,595)
                                                                        ------------    ------------
                 Net cash provided by financing activities                24,985,273       8,784,457
                                                                        ------------    ------------

                 Increase (decrease) in cash and cash equivalents          1,249,698      (5,165,186)

      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2,162,811       6,180,794
                                                                        ------------    ------------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  3,412,509    $  1,015,608
                                                                        ============    ============

      SUPPLEMENTAL CASH FLOW DISCLOSURES
         Cash paid:
             Interest                                                   $  3,585,102    $  1,922,380
             Income taxes                                                    173,000         328,128

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

NOTE 2 - COMPREHENSIVE INCOME (LOSS)
------------------------------------

         The components of comprehensive income (loss) consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended July 31, 2006, this activity is shown under the heading Comprehensive Loss as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the nine months ended July 31, 2005 comprehensive income totaled $130,991. For the three months ended July 31, 2006 and 2005 comprehensive loss totaled $75,063 and $43,152, respectively.

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

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

NOTE 4 - INVESTMENTS


The amortized cost and the estimated market value of investment securities held to maturity were as follows:

                                                                        July 31, 2006
                                      -------------------------------------------------------------------------------------
                                                                  Gross                   Gross                 Estimated
                                       Amortized               Unrealized              Unrealized                 Market
                                         Cost                     Gains                  Losses                   Value
                                      -----------              -----------             -----------             ------------

Municipal securities                  $ 2,194,173              $    24,385             $   (30,996)            $  2,187,562
                                      ===========              ===========             ===========             ============


                                                                       October 31, 2005
                                      --------------------------------------------------------------------------------------
                                                                  Gross                   Gross                 Estimated
                                       Amortized               Unrealized              Unrealized                 Market
                                         Cost                     Gains                  Losses                   Value
                                      ------------             ------------            ------------            -------------
Municipal securities                  $ 2,150,395              $    26,342             $   (27,488)            $  2,149,249
                                      ===========              ===========             ===========             ============


The amortized cost and the estimated market value of available-for-sale investment securities were as follows:

                                                                        July 31, 2006
                                         ---------------------------------------------------------------------------
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
                                               Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
Mortgage-backed securities:
     Fannie Mae                          $     22,939,164                 44            (784,104)  $     22,155,104
     Freddie Mac                                6,057,277                705            (186,169)         5,871,813
     Government National Mortgage
       Association securities                   1,315,332                715             (14,339)         1,301,708
                                         ----------------   ----------------    ----------------   ----------------
     Total mortgage-backed
     securities                                30,311,773              1,464            (984,612)        29,328,625
U.S. Government
  agency securities                             9,748,760                  -            (431,679)         9,317,081
Corporate securities                            3,026,833                  -             (97,863)         2,928,970
Municipal securities                            3,996,889              1,277            (107,557)         3,890,609
                                         ----------------   ----------------    ----------------   ----------------
          Total debt securities                47,084,255              2,741          (1,621,711)        45,465,285
Mutual funds                                      197,036                  -              (3,672)           193,364
                                         ----------------   ----------------    ----------------   ----------------
          Total                          $     47,281,291   $          2,741    $     (1,625,383)  $     45,658,649
                                         ================   ================    ================   ================

                                                                       October 31, 2005
                                         ---------------------------------------------------------------------------
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
                                               Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
Mortgage-backed securities:
     Fannie Mae                          $     26,739,810   $          1,983    $       (448,608)  $     26,293,185
     Freddie Mac                                4,643,713                495             (81,412)         4,562,796
     Government National Mortgage
       Association securities                   2,193,406              8,576              (8,271)         2,193,711
                                         ----------------   ----------------    ----------------   ----------------
     Total mortgage-backed
     securities                                33,576,928             11,053            (538,291)        33,049,690
U.S. Government
  agency securities                             9,965,943                914            (308,072)         9,658,785
Corporate securities                            3,028,815                  -             (25,100)         3,003,715
Municipal securities                            4,249,487                  -             (66,722)         4,182,765
                                         ----------------   ----------------    ----------------   ----------------
          Total debt securities                50,821,173             11,967            (938,185)        49,894,955
Mutual funds                                      190,870                  -              (3,093)           187,777
                                         ----------------   ----------------    ----------------   ----------------
          Total                          $     51,012,044   $         11,967    $       (941,278)  $     50,082,732
                                         ================   ================    ================   ================

The amortized cost and estimated market value of debt securities at July 31, 2006, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from one to thirty years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                           Held to Maturity                Available for Sale
                                                           ----------------                ------------------
                                                                       Estimated        Amortized        Estimated
                                                   Amortized Cost    Market Value          Cost         Market Value
                                                   ---------------  ---------------  --------------    ---------------
Due less than one year                             $            -   $            -   $     250,184     $      246,600
Due after one year through five years                           -                -      12,587,747         12,076,464
Due after five years through ten years                          -                -       3,560,367          3,388,171
Due after ten years                                     2,194,173        2,187,562      30,685,957         29,754,050
                                                   --------------   --------------   -------------     --------------
                                                   $    2,194,173   $    2,187,562   $  47,084,255     $   45,465,285
                                                   ==============   ==============   =============     ==============

NOTE 5 - LOANS RECEIVABLE

Loans receivable consist of the following:

                                                          July 31, 2006                       October 31, 2005
                                                 -------------------------------     --------------------------------
                                                      Amount          Percent              Amount          Percent
                                                 -----------------  ------------     ------------------  ------------
 Type of Loans:
---------------------
 Mortgage loans:
      One-to four- family (1)                    $     62,661,941        57.22%      $      52,817,766        61.95%
      Multi-family                                      1,114,154         1.02%                707,081         0.83%
      Commercial real estate                            8,732,720         7.97%              5,564,591         6.53%
      Construction (2)                                 21,473,274        19.61%             13,034,853        15.29%
 Home equity loans and lines of credit                 14,930,756        13.63%             12,715,963        14.91%
 Loans on savings accounts                                301,244         0.28%                300,955         0.35%
 Other                                                    298,432         0.27%                118,856         0.14%
                                                 ----------------   ----------       -----------------   ----------
 Total loans                                          109,512,521       100.00%             85,260,065       100.00%
                                                                    ==========                           ==========

 Less:
      Net deferred loan fees and unamortized
        premiums                                          207,610                              150,922
      Allowance for loan losses                           859,421                              506,708
                                                 ----------------                    -----------------
 Total loans, net                                $    108,445,490                    $      84,602,435
                                                 ================                    =================


(1)  Included in this category are mixed-use loans and investor loans.
(2) Included in this category are participation interests in two loans with an aggregate balance of $2.7 million at both July 31, 2006 and October 31, 2005.


NOTE 6 - FEDERAL HOME LOAN BANK BORROWINGS


The following tables set forth information concerning advances with the FHLB:

                                                    Weighted-         Stated
                                                     average      interest rate
                             Maturity range       interest rate       range           At July 31,   At October 31,
Description                from          to                      from       to           2006           2005
-----------             -----------  -----------   -----------  --------  --------   -------------  -------------
Short Term Borrowings    04/11/07     04/11/07       5.44%        5.44%     5.44%       5,000,000     12,800,000
Convertible              02/18/10     02/18/10       5.91%        5.91%     5.91%       1,000,000      1,000,000
Mid Term Repo Fixed      04/30/07     05/11/15       3.93%        3.30%     4.84%       7,800,000     10,800,000
Fixed Rate               08/20/08     08/20/08       6.24%        6.24%     6.24%       1,500,000      1,500,000
Fixed Rate amortizing    05/23/08     05/23/08       4.14%        4.14%     4.14%       1,314,121      1,834,917
                                                                                     ------------   ------------
             Total                                                                     16,614,121     27,934,917
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


Maturities of FHLB borrowings at July 31, 2006 are summarized as follows:

    Year Ending                                             Weighted-
    October 31,                          Amount            Average Rate
---------------------                 -------------        ------------
     2006                             $  5,173,390             5.40%
     2007                                5,511,753             3.64%
     2008                                2,928,978             5.12%
     2010                                1,000,000             5.91%
     2015                                2,000,000             4.84%
                                      ------------
            Total                     $ 16,614,121             4.73%
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

                                         For the Three Months Ended  For the Nine Months Ended
                                                  July 31,                    July 31,
                                          ------------------------    ------------------------
                                             2006          2005          2006          2005
                                          ----------    ----------    ----------    ----------
Weighted-average common shares
   outstanding                             2,578,875     2,578,875     2,578,875     2,578,875

Average treasury stock shares               (292,500)            -      (217,591)            -

Average unallocated shares held by ESOP     (174,381)     (192,789)     (180,102)     (194,839)

Average Stock CompensationTrust shares      (215,000)            -      (153,590)            -
                                          ----------    ----------    ----------    ----------
Weighted-average common shares and
   common stock equivalents used to
   calculate basic earnings per share      1,896,994     2,386,086     2,027,592     2,384,036
                                           =========     =========     =========     =========

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


Comparison of the Results of Operations for the Three Months Ended July 31, 2006 and July 31, 2005

         The Company recorded a net loss of $23.4 thousand for the three months ended July 31, 2006, versus net income of $89.2 thousand over the same period in 2005. The decrease in net income is due to increases in non-interest expense and the provision for loan losses.

         Net Interest Income. Net interest income for the three months ended July 31, 2006 increased $57.0 thousand to $1.1 million as a result of an increase in total interest income which was more than offset by an increase in interest expense. The net interest margin decreased by 43 basis points to 3.06% for the three months ended July 31, 2006 from 3.49% for the three months ended July 31, 2005. Interest income for the three months ended July 31, 2006 totaled $2.5 million as compared to $1.8 million for the three months ended July 31, 2005. This increase of $714.1 thousand was attributable to an increase of $30.4 million in the average balance of interest-earning assets to $157.7 million for the three months ended July 31, 2006 from $127.2 million for the three months ended July 31, 2005. This increase was also attributable to an increase in the average yield on interest-earning assets of 69 basis points to 6.46% for the three months ended July 31, 2006 from 5.77% for the three months ended July 31, 2005. The average balance of loans receivable for the three months ended July 31, 2006 as compared to the same period of the prior year increased $29.8 million. Loans receivable grew due to increased loan demand and the addition of new lending officers. The average yield on loans receivable increased 42 basis points to 7.29% for the three months ended July 31, 2006 from 6.87% for the three months ended July 31, 2005.

         Interest expense increased $657.1 thousand to $1.4 million for the three months ended July 31, 2006 from $733.0 thousand for the three months ended July 31, 2005. The increase was attributable to an increase of $44.7 million in the average balance of interest-bearing liabilities to $140.9 million for the three months ended July 31, 2006 from $96.2 million for the three months ended July 31, 2005 as well as an increase in the average cost of funds of 89 basis points to 3.91% for the three months ended July 31, 2006 from 3.02% for the three months ended July 31, 2005. The average balance of deposits for the three months ended July 31, 2006 as compared to the same period of the prior year increased $49.3 million. The increase in deposits was due mainly to increases in certificates of deposits, money market accounts and interest bearing demand deposits of $23.3 million, $23.3 million and $5.4 million, respectively offset by a decrease in savings accounts of $2.7 million. Deposit growth resulted from the Bank's two new branch banking offices, focused marketing and market sensitive pricing. The average cost of deposits increased 101 basis points to 3.80% for the three months ended July 31, 2006 from 2.79% for the three months ended July 31, 2005. The average balance of borrowings for the three months ended July 31, 2006 as compared to the same period of the prior year decreased $4.6 million. The average cost of borrowings increased 83 basis points to 4.71% for the three months ended July 31, 2006 from 3.88% for the three months ended July 31, 2005.

         Loan Loss Provision. The provision for loan losses was $116.1 thousand for the three months ended July 31, 2006 compared to $45.4 thousand for the three months ended July 31, 2005. The increase was primarily attributable to loan growth. The loan loss provision is based upon management's assessment of a variety of factors, including levels of, and trends in, delinquencies and nonaccruals, trends in volume and terms of loans, effects of any changes in lending policies, historical loss experience, realizability of collateral value and collectibility of guarantee, pending legal action for collection of loans and related guarantees, national and economic trends and conditions and concentrations of credit. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

         Non-interest Income. Non-interest income was $121.6 thousand for the three months ended July 31, 2006 compared to $128.5 thousand for the three months ended July 31, 2005. Gains on the sale of investment securities were $21.8 thousand for the three months ended July 31, 2005. There were no gains on the sale of investment securities for the three months ended July 31, 2006.
Earnings on bank-owned life insurance increased $8.0 thousand for the three months ended July 31, 2006 versus the same period of the prior year due to an additional purchase of $1.0 million.

         Non-interest Expense. Non-interest expense increased $125.7 thousand to $1.2 million for the three months ended July 31, 2006 compared to $1.1 million for the three months ended July 31, 2005. The increase in non-interest expense was due to increases in compensation and employee benefits and occupancy and equipment costs of $240.9 thousand and $94.8 thousand, respectively, offset by a decrease in professional fees and other expense of $179.2 thousand and $22.2 thousand. The increase in compensation and employee benefits was due primarily to additions to staff including staff for the newly opened Roxborough and Ardmore, Pennsylvania banking offices and additions to staff in the lending area, as well as related increases in payroll taxes and employee benefits expense. The increase in occupancy and equipment costs was due to an increase in depreciation, rent expense, utilities and maintenance expense related to the opening of the two new banking offices. The decrease in professional fees was due mainly to non-recurring legal expenses.

         Income Taxes. Income tax benefit was $8.8 thousand for the three months ended July 31, 2006 as compared to an expense of $24.7 thousand for the same period in 2005 due mainly to a decrease in pre-tax income aggregated with an increase in non taxable income.

Comparison of the Results of Operations for the Nine Months Ended July 31, 2006 and July 31, 2005

         The Company recorded a net loss of $113.9 thousand for the nine months ended July 31, 2006, versus net income of $564.5 thousand over the same period in 2005. The decrease in net income is primarily due to an increase in non-interest expense and the provision for loan losses.

         Net Interest Income. Net interest income for the nine months ended July 31, 2006 increased $118.0 thousand to $3.3 million from $3.2 million for the same period in 2005 as a result of an increase in interest income which was partially offset by an increase in interest expense. The net interest margin decreased by 50 basis points to 3.04% for the nine months ended July 31, 2006 from 3.54% for the nine months ended July 31, 2005. Interest income for the nine months ended July 31, 2006 totaled $6.9 million as compared to $5.2 million for the nine months ended July 31, 2005. This increase of $1.7 million was attributable to an increase of $26.5 million in the average balance of interest-earning assets to $148.7 million for the nine months ended July 31, 2006 from $122.2 million for the nine months ended July 31, 2005. This increase was also attributable to an increase in the average yield on interest-earning assets of 57 basis points to 6.26% for the nine months ended July 31, 2006 from 5.69% for the nine months ended July 31, 2005. The average balance of loans receivable for the nine months ended July 31, 2006 as compared to the same period of the prior year increased $23.6 million to $94.5 million from $70.9 million. Loans receivable grew due to increased loan demand and the addition of new lending officers. The average yield on loans receivable increased 34 basis points to 7.17% for the nine months ended July 31, 2006 from 6.83% for the nine months ended July 31, 2005.

         Interest expense increased to $1.6 million for the nine months ended July 31, 2006 to $3.6 million from $2.0 million for the same period in 2005. The increase was primarily attributable to an increase of $37.3 million in the average balance of interest-bearing liabilities to $128.1 million for the nine months ended July 31, 2006 from $90.8 million for the nine months ended July 31, 2005 as well as an increase in the average cost of funds of 84 basis points to 3.73% for the nine months ended July 31, 2006 from 2.89% for the nine months ended July 31, 2005. The average balances of deposits and FHLB advances for the nine months ended July 31, 2006 as compared to the same period of the prior year increased $31.9 million and $5.4 million to $105.4 million and $22.7 million, respectively. The increase in deposits was mainly due to an increase in certificates of deposit, money market accounts and interest bearing demand deposits of $15.8 million, $14.0 million and $4.5 million, respectively, offset by a decrease in savings accounts of $2.5 million. The average cost of deposits increased 86 basis points to 3.59% for the nine months ended July 31, 2006 from 2.73% for the nine months ended July 31, 2005. The average cost of borrowings increased 75 basis points to 4.36% for the nine months ended July 31, 2006 from 3.61% for the nine months ended July 31, 2005.

         Loan Loss Provision. The provision for loan losses was $368.2 thousand for the nine months ended July 31, 2006 compared to $96.4 thousand for the nine months ended July 31, 2005. The increase was attributable to an increase in classified assets, as well as loan growth. The increase in classified assets was primarily due to the downgrade to substandard of a $1.3 million loan for the construction of four residential condominium units located in Philadelphia. There can be no assurance that future additional provisions relating to this loan will not be necessary. The loan loss provision is based upon management's assessment of a variety of factors, including levels of, and trends in, delinquencies and nonaccruals, trends in volume and terms of loans, effects of any changes in lending policies, historical loss experience, realizability of collateral value and collectibility of guarantee, pending legal action for collection of loans and related guarantees, national and economic trends and conditions and concentrations of credit. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

         Non-interest Income. Non-interest income decreased $28.2 thousand to $312.8 thousand for the nine months ended July 31, 2006 compared to $341.0 thousand for the nine months ended July 31, 2005 due mainly to a loss on the sale of investment securities available for sale of $23.7 thousand versus a gain on the sale of investment securities of $32.2 thousand in the same period of the prior year offset by an increase of $25.1 thousand in earnings on bank-owned life insurance.

         Non-interest Expense. Non-interest expense increased $869.4 thousand to $3.5 million for the nine months ended July 31, 2006 compared to $2.6 million for the nine months ended July 31, 2005. The increase in non-interest expense was due to increases in compensation and employee benefits, occupancy and equipment costs, and other expense of $576.1 thousand, $238.2 thousand and $165.2 thousand, respectively offset somewhat by a decrease in professional fees of $103.3 thousand. The increase in compensation and employee benefits was due primarily to additions to staff including staff for the newly opened Roxborough and Ardmore, Pennsylvania banking offices and additions to the lending department, as well as related increases in payroll taxes and employee benefits expense. The increase in occupancy and equipment costs was due to an increase in depreciation, rent expense, utilities and maintenance expense related to the opening of the two new banking offices. The increase in other expense was due mainly to increased advertising costs and marketing costs, telephone and information technology expense, and stationery and supplies expense. The decrease in professional fees was due to a decrease in accounting fees related to work performed for Sarbanes Oxley compliance and a decrease in legal fees due to non-recurring legal expenses.

         Income Taxes. Income tax benefit was $120.9 thousand for the nine months ended July 31, 2006 as compared to an expense of $252.0 thousand for the same period in 2005 due mainly to a decrease in pre-tax income aggregated with an increase in non taxable income.

Comparison of Financial Condition at July 31, 2006 and October 31, 2005

         Assets and Liabilities. The Company's total assets increased by $24.5 million to $172.0 million at July 31, 2006 from $147.4 million at October 31, 2005.

         Total investment securities decreased by $4.4 million, to $47.9 million at July 31, 2006 from $52.2 million at October 31, 2005 due mainly to $6.7 million in sales, maturities and repayments offset by $3.0 million in purchases.

         Net loans receivable increased $23.8 million, or 28.2%, to $108.4 million at July 31, 2006 from $84.6 million at October 31, 2005. The increase in net loans receivable was primarily the result of increases in one- to four-family residential mortgages (which includes owner and non-owner occupied properties), construction financing, commercial real estate loans, and home equity loans in the amount of $9.8 million, $8.4 million, $3.2 million and $2.2 million, respectively. The increase in loans receivable is attributable to the opening of two new banking offices in Roxborough and Ardmore Pennsylvania as well as the addition of two new commercial lending officers.

         The allowance for loan losses increased to $859.4 thousand at July 31, 2006 from $506.7 thousand at October 31, 2005 and represented .78% of the gross loan portfolio at July 31, 2006. The Company had nonaccrual loans of $197.2 thousand and $69.4 thousand at July 31, 2006 and October 31, 2005, respectively. Classified loans totaled $5.5 million at July 31, 2006 as compared to $3.2 million at October 31, 2005. The increase was due primarily to the downgrade to substandard of a $1.3 million loan to build four residential condominium units located in Philadelphia.

         Premises and equipment, net increased $3.0 million to $5.1 million at July 31, 2006 from $2.1 million at October 31, 2005. The increase was primarily due to costs associated with the new Roxborough and Ardmore Banking Offices as well as the acquisition of a future banking office site in Deptford, New Jersey.

         Total deposits increased $43.1 million to $130.5 million at July 31, 2006 from $87.4 million at October 31, 2005. The increase was primarily a result of an increase in certificates of deposit, money market and checking accounts of $18.7 million, $21.2 million and $4.5 million, respectively, offset by a decrease in savings accounts of $1.2 million. The increase is primarily attributable to the opening of two new banking offices in Roxborough and Ardmore Pennsylvania.

         Stockholders' Equity. Stockholders' equity decreased $7.2 million to $23.9 million at July 31, 2006 from $31.1 million at October 31, 2005 due mainly to the completion of the 10% stock repurchase plan announced in July 2005 and the 10% stock repurchase plan announced in January 2006. A total of 465,000 shares of common stock were repurchased at an average price of $14.04 excluding brokerage commissions. The decrease was also attributable to an increase in the accumulated other comprehensive loss of $457.7 thousand as a result of a decrease in the market value of the Company's investment portfolio due to rising market interest rates, the year to date net loss of $113.9 thousand and dividends paid of $197.4 thousand.

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

         The  Company's  liquid  assets  consist  of cash and cash  equivalents, certificates of deposit in other financial institutions and investment securities classified as available for sale. The level of these assets is dependent on the Company's operating, investing, and financing activities during any given period. At July 31, 2006, cash and cash equivalents totaled approximately $3.4 million, or 2.0% of total assets, while investment securities classified as available for sale and certificates of deposit in other financial institutions totaled approximately $45.9 million, or 26.7% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year.

         Operating activities used net cash of approximately $457.2 thousand for the nine months ended July 31, 2006 and provided net cash of $678.7 thousand for the nine months ended July 31, 2005. Net cash used for the nine months ended July 31, 2006 was due mainly to other operating activities and the provision for loan losses. Net cash provided for the nine months ended July 31, 2005 was generated from net income of $564.5 thousand.

             Investing activities consist primarily of loan originations and repayments, investment purchases, sales and maturities and purchases of premises and equipment. For the nine months ended July 31, 2006 net cash used for investing activities totaled $23.3 million and primarily consisted of an increase in net loans receivable of $24.1 million, purchases of investment securities of $3.0 million and purchases of premises and equipment of $3.1 million in connection with the opening of two new banking offices in Roxborough and Ardmore PA. Partially offsetting the usage of investing activities was $2.1 million of proceeds from investment security sales and $4.6 million in maturities and repayments. For the same period ended July 31, 2005, cash usages totaled $14.6 million and primarily consisted of an increase in net loans receivable of $12.6 million and purchases of investment securities of $14.7 million. Partially offsetting the usage of investing activities was $14.0 million of proceeds from investment security maturities, sales and repayments.

         Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, advances by borrowers for taxes and insurance, stock repurchases and the payment of cash dividends. For the nine months ended July 31, 2006, net cash provided by financing activities totaled $25.0 million and was principally from an increase in deposits of $43.1 million offset by a decrease in short-term borrowings of $7.8 million, a decrease in FHLB borrowings of $3.5 million and by the repurchase of the Company's stock in the total amount of $6.5 million, $3.5 million to Treasury and $3.0 million for the Compensation Trust. For the same period in 2005, net cash provided for financing activities totaled $8.8 million and was principally from an increase in deposits of $5.7 million and an increase in FHLB borrowings of $7.4 million offset by the repayment of short-term borrowings in the amount of $2.4 million and the repayment of FHLB borrowings of $1.7 million.

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

            The Bank is subject to federal regulations imposing minimum capital requirements. Management monitors the Bank's total risk-based, Tier I risk-based, and Tier I leverage capital ratios to assess compliance with regulatory guidelines. At July 31, 2006, the Bank exceeded the minimum capital ratio requirements.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and the Company's principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective.

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

   :                 None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                     Not applicable.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Registrant held its Annual Meeting of Stockholders on August 15, 2006. At the Annual Meeting, stockholders voted on the following proposals: (i) the election of 2 directors, (ii) the ratification of the SE Financial Corp. 2006 Stock Option Plan, (iii) the ratification of the St. Edmond's Federal Savings Bank 2006 Restricted Stock Plan, and (iv) the ratification of the appointment of S. R. Snodgrass, A.C. as the Registrant's independent auditor for the fiscal year ending October 31, 2006. The results of voting at the Annual Meeting were as follows:

    Election of Directors
    ---------------------
    J. William Parker, Jr.        2,047,368 For             187,081 Withheld
    Susanne Spinell Shuster       2,045,368 For             189,081 Withheld

    Option Plan
    -----------
    963,687 For                   414,306 Against            10,033 Abstain

    Restricted Stock Plan
    ---------------------
    944,037 For                   423,306 Against            20,683 Abstain

    Ratification of Auditors
    ------------------------
    2,199,556 For                 32,743  Against            2,150  Abstain



ITEM 5.         OTHER INFORMATION

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

               32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                    SE FINANCIAL CORP.



Date: September 14, 2006            /s/Pamela M. Cyr
                                    --------------------------------------------
                                    Pamela M. Cyr
                                    President and CEO
                                    (Principal Executive  Officer)





Date: September 14, 2006            /s/Douglas R. Moore
                                    --------------------------------------------
                                    Douglas R. Moore
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)