Form 10KSB
period 2006-10-31
SE FINANCIAL CORP
filed 2007-01-29
CIK 1277138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 2006
                          --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

                           Commission File No. 0-50684
                                               -------

                               SE Financial Corp.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                     Pennsylvania                                57-1199010
--------------------------------------------------------     -------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
          or Organization)                                   Identification No.)

1901-03 East Passyunk Avenue, Philadelphia, Pennsylvania       19148
--------------------------------------------------------    -------------
(Address of Principal Executive Offices)                     (Zip Code)

         Issuer's Telephone Number, Including Area Code: (215) 468-1700
                                                         --------------

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark if the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO
                                                              ---     ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate  by check mark  whether  the issuer is a shell  company  (as defined in
Exchange Act Rule 12b-2). YES      NO  X
                              ---     ---

The issuer's revenues for its most recent fiscal year were $10.0 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the last sale price of the issuer's common stock on January 25, 2007, was $21.6 million.

         As  of  January   25,   2007,   there  were   issued  and   outstanding
2,284,300 shares of the issuer's Common Stock.

        Transitional Small Business Disclosure Format (check one):
YES      NO  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 2006. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2007  Annual   Meeting  of
     Shareholders. (Part III)

                                     PART I

         SE Financial Corp. (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC") (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "project," "plan," and similar expressions are intended to identify these forward-looking statements.

         Forward-looking statements involve risks and uncertainties, because statements of the Company's plans, objectives, expectations, estimates and intentions are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the success of the Company in gaining regulatory approval for its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business
--------------------------------

General

         The Company was incorporated under Pennsylvania law in January 2004 at the direction of St. Edmond's Federal Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On May 5, 2004, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

         References to the Company or Registrant in this Annual Report on Form 10-KSB generally refer to the Company on a consolidated basis, including the Bank, unless the context otherwise indicates.

         The Bank was originally chartered and began operations in 1912 as St. Edmond's Building and Loan Association. It became a federally-chartered savings bank in 1995. The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation. The Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

         The Bank is a community-oriented savings organization, providing traditional retail banking services. The Bank's lending products include one- to four-family residential mortgage loans (including investor loans and mixed-use loans), multi-family mortgage loans, commercial real estate mortgage loans, construction loans, home equity loans, savings account loans and other consumer loans. At the date this Form 10-KSB was filed with the SEC, the Bank conducted operations through its main office and four branch offices and had 41 full-time employees and 3 part-time employees.

         The Bank attracts deposits from the general public and uses these deposits primarily to originate loans and to purchase mortgage-backed and other securities. The principal sources of funds for the Bank's lending and investing activities are deposits, the repayment and maturity of loans and the sale, maturity, and call of securities. The principal source of income is interest on loans and investment and mortgage-backed securities. The principal expense is interest paid on deposits.

Market Area and Competition

         The Bank defines its primary market area as Philadelphia and vicinity (which includes the Bank's branch offices in Ardmore and Roxborough, Pennsylvania) as well as the areas surrounding its branch offices in Deptford and Sewell, New Jersey. The Bank also originates loans in an area referred to as the Delaware Valley, which includes in addition to Philadelphia the counties of Bucks, Delaware, Montgomery, and Chester in Pennsylvania. The Philadelphia metropolitan area is one of the leading regions for biotech and pharmaceutical research with many of the largest pharmaceutical companies maintaining a presence in the region. It is also a major health care area with a number of teaching and research hospitals.

         The Bank's business of attracting deposits and making loans is primarily conducted within its primary market areas. A downturn in the local economy, therefore, could reduce the amount of funds available for deposits, hamper the ability of borrowers to repay their loans and lower collateral values, which would likely negatively impact the Bank's profitability.

         The Bank faces substantial competition in attracting deposits, which are its primary source of funds for lending, and in the origination of loans. Many of the Bank's competitors are significantly larger institutions and have greater financial resources. The Bank's ability to compete successfully is a significant factor affecting its profitability.

         The Bank's competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, thrift institutions, and credit unions located in the Bank's primary market areas. The Bank also competes with mortgage banking companies for residential mortgage loans, and commercial banks and savings institutions for commercial and consumer loans. The Bank also faces competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities.

Lending Activities

         Loan Portfolio Data. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:

                                                                 At October 31,
                                                ----------------------------------------------
                                                       2006                       2005
                                                       ----                       ----
                                                Amount      Percent        Amount      Percent
                                                ------      -------        ------      -------
                                                            (Dollars in thousands)
Type of Loans:
Mortgage loans:
  One- to four-family (1)...............      $  65,617      57.74%       $52,817      61.96%
  Multi-family...........................         1,149       1.01            707       0.83
  Commercial real estate.................         8,279       7.28          5,565       6.52
  Construction (2).......................        22,275      19.60         13,035      15.29

Home equity loans and
    lines of credit......................        15,754      13.86         12,716      14.91

Loans on savings accounts...............            244       0.21            301       0.35
Other....................................           330       0.30            119       0.14
                                               --------     ------        -------     ------

Total loans..............................       113,648     100.00%        85,260     100.00%
                                                            ======                    ======

Less:
  Net deferred loan fees and
      Unamortized premiums...............           179                       151
  Allowance for loan losses..............         1,112                       507
                                               --------                   -------

Total loans, net.........................      $112,357                   $84,602
                                               ========                   =======

---------------------
(1)  Included in this category are mixed-use loans and investor loans.
(2) Included in this category are participation interests in two loans with an aggregate balance of $2.1 million at October 31, 2006 and October 31, 2005.

         Loan Maturity Schedule. The following table sets forth the contractual maturity of the Bank's loan portfolio at October 31, 2006.

                                    One- to                                             Home        Loans
                                     four-        Multi-   Commercial                   equity    on savings
                                   family(1)      family   real estate Construction     loans      accounts      Other      Total
                                   ---------      ------   -----------  ------------    -----      --------      -----      -----
                                                                              (In thousands)
Amounts Due:
Within 1 Year................      $ 1,123     $     --    $  1,233      $ 19,452      $    872        $   2    $  280    $  22,962

After 1 year:
  1 to 3 years...............       17,709           --       1,928         2,823           361          176        11       23,009
  3 to 5 years...............        2,791          595       1,438            --         1,534           66         4        6,427
  5 to 10 years..............        4,407          479       2,059            --         2,413           --        --        9,359
  10 to 15 years.............        7,946           75         246            --         4,896           --        --       13,162
  Over 15 years..............       31,641           --       1,375            --         5,678           --        35       38,728

Total due after one year.....       64,494        1,149       7,046         2,823        14,882          242        49       90,685
                                  --------     --------    --------      --------      --------        -----    ------    ---------
Total amount due.............     $ 65,617     $  1,149    $  8,279      $ 22,275      $ 15,754        $ 244    $  330    $ 113,648
                                  ========     ========    ========      ========      ========        =====    ======    =========

------------------------

(1)  Included in this category are mixed-use loans and investor loans.

         The following table sets forth the dollar amount of all loans at October 31, 2006 that are due after October 31, 2006.

                                                                      Floating or
                                                   Fixed Rates      Adjustable Rates     Total
                                                   -----------      ----------------     -----
                                                                     (In thousands)
          One to four family (1).............       $  43,786         $  20,708       $  64,494
          Multi-family.......................             669               480           1,149
          Commercial real estate.............           4,105             2,941           7,046
          Construction.......................             396             2,427           2,823
          Home equity loans..................           8,961             5,921          14,882
          Loans on savings accounts..........             242                --             242
          Other..............................              49                --              49
                                                    ---------         ---------       ---------
              Total..........................       $  58,208         $  32,477       $  90,685
                                                    =========         =========       =========

---------------
(1)  Included in this category are mixed-use loans and investor loans.


         One- To Four-Family Mortgage Loans. The Bank's portfolio contains one- to four-family mortgage loans, the majority of which are secured by property located in Philadelphia County, Pennsylvania. The Bank includes in this category mortgage loans originated on non-owner-occupied residential properties (investor loans) and properties that combine retail or service activity with up to four units of residential housing (mixed-use properties).

         The Bank generally originates mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property. For owner-occupied loans exceeding an 80% loan-to-value ratio, the Bank requires the borrower to obtain private mortgage insurance covering the Bank for any loss on the amount of the loan in excess of 80% in the event of foreclosure. The majority of the Bank's one- to four-family mortgage loans are originated with fixed rates, and generally have terms of between 10 and 30 years. The Bank also offers adjustable-rate loans which have interest rates that adjust annually to the yield on one-year, three-year or five-year U.S. Treasury securities plus a margin. These adjustable-rate loans have maturities of up to 30 years. The Bank's one and three-year adjustable-rate mortgages generally have a cap of two percentage points on rate adjustments during any one year and five percentage points over the life of the loan.

         The Bank generally makes its fixed rate mortgage loans to meet the secondary mortgage market standards of Fannie Mae. The Bank also makes some non-conforming loans in order to meet the needs of its community and customers.

         Substantially all of the Bank's residential mortgages include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing the Bank's single-family residential loans are made by state certified or licensed independent appraisers approved by the Board of Directors pursuant to the Bank's Real Estate Appraisal Policy which includes credential requirements. The Bank's Real Estate Appraisal Policy requires that appraisals are performed in accordance with applicable regulations and policies. The Bank generally requires title insurance policies on all first mortgage real estate loans originated. All real estate secured loans require fire and casualty insurance. Loans made on real estate located in designated flood zones require minimum flood insurance coverage.

         As of October 31, 2006, investor loans and mixed-use loans made up approximately $28.6 million of the Bank's one- to four-family mortgage loan portfolio. Such loans are generally originated in amounts of up to 80% of the lesser of the appraised value or purchase price of the mortgaged property. These loans generally have fixed interest rates and terms of up to 25 years.

         Multi-Family and Commercial Real Estate Loans. The Bank originates commercial real estate mortgage loans, including loans on multi-family dwellings, retail/service space, and other income-producing properties and land. The Bank generally originates these loans in an amount up to 80% of the appraised value on multi-family real estate loans and 75% of the appraised value on commercial real estate loans. Typically these loans are made with fixed rates of interest, amortizations of up to twenty-five years and may have a balloon feature. Essentially all of the Bank's commercial real estate loans are within the Bank's primary market areas.

         Multi-family and commercial real estate loans increased to $9.4 million at October 31, 2006 as compared to $6.3 million at October 31, 2005. At October 31, 2006 there were 33 commercial real estate loans totaling $8.3 million.

         Multi-family and commercial real estate loans generally are considered to present significantly greater risk than that which is involved with one- to four-family real estate lending. The repayment of these loans typically is dependent on the borrower's ability to generate a satisfactory income stream from the commercial real estate. These risks can be significantly affected by economic conditions. In addition, commercial real estate lending generally requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

         Construction Lending. A substantial amount of our construction loans are construction and development loans to contractors and builders primarily to finance the construction of single-family homes, condominium projects and small residential subdivisions. Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship and builders with strong reputations in the area. The Bank's construction lending also includes loans to individuals for construction of a primary residence. The Bank generally originates construction loans in an amount up to 75% of the appraised value for a multi-family or commercial real estate construction loan, and up to 80% for a one- to four-family residential construction loan. The Bank typically converts construction loans to individuals into permanent loans on completion of construction but does not require take-out financing prior to origination. Essentially all of the Bank's construction lending is in its primary market areas.

         Construction loans increased to $22.3 million at October 31, 2006 as compared to $13.0 million at October 31, 2005. At October 31, 2006 there were 47 construction loans to developers of 1-to-4 family residential real estate and to individuals for construction of a primary residence totaling $16.0 million, 5 loans for the construction of multi-family dwelling units totaling $4.4 million and 2 loans for the construction of nonresidential property.

         Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the originally estimated amount, the value of the property might not be sufficient to assure the full repayment of the loan. If the Bank is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan and it may have to advance additional amounts for completion and/or hold the property for an indeterminate period of time.

         Home Equity Loans. The Bank's home equity loan portfolio includes fixed rate home equity installment loans and variable rate home equity lines of credit with terms of up to 20 years. Home equity loans are primarily originated in the Bank's primary market areas and are made in amounts up to 80% of value.

         Loans on Savings Accounts. The Bank originates loans on certificate of deposit accounts for terms up to five years and the durations of these loans must be equal to or less than the maturity date of the certificate securing the loan. The Bank will generally lend up to 90% of the account balance on a certificate of deposit secured loan, not to exceed $100,000.

         Other Loans. Other loans offered by the Bank have consisted of unsecured consumer loans up to a maximum of $5,000 per loan with terms generally up to five years. Such loans have fixed rates of interest.

         Unsecured consumer loans entail greater risks than residential mortgage loans. Further, consumer loan repayment is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of October 31, 2006, the Bank's loans to one borrower limit was approximately $3.2 million.

         At October 31, 2006, the Bank's five largest loan relationships, listed in order of commitment size, consisted of the following: 1) three loans with an aggregate outstanding balance of $3.0 million for the acquisition of three residential condominium units in Philadelphia; 2) one loan with an outstanding balance of $2.8 million for the acquisition of a single family dwelling in Bryn Mawr, Pennsylvania; 3) three loans with an aggregate committed exposure of $2.5 million and an outstanding balance of $1.6 million, of which one loan is secured by a residential investment property in Norristown, Pennsylvania the acquisition of which the loan financed, one loan is secured by an owner occupied commercial property in Norristown, Pennsylvania, the acquisition of which the loan financed, and one loan is secured by a 26 unit residential condominium project also located in Norristown, Pennsylvania; the construction of which the loan is financing 4) three loans with an aggregate committed exposure of $2.4 million and an outstanding balance of $2.2 million. One loan is secured by a single-family house in Bryn Mawr, Pennsylvania, the construction of which the loan is financing on a speculative basis. The second loan is secured by a single family dwelling in Bryn Mawr, Pennsylvania. being sold on a speculative basis, the acquisition of which the loan financed. The third loan is secured by a residential property also in Bryn Mawr, Pennsylvania that will be developed, the acquisition of which the loan financed; 5) one loan in the amount of $2.2 million, of which $1.6 million was outstanding and $609 thousand was available for the purchase and renovation of an owner occupied office building in Narberth, Pennsylvania.

         Loan Originations, Purchases and Solicitation and Processing. The Bank's customary sources of loan applications include repeat customers, referrals, "walk-in" customers, and customers responding to advertising in local publications.

         The Bank generally does not purchase whole loans. The Bank does occasionally purchase participations in loans originated by others. The Bank purchased participations totaling $2.0 million in 2006 and $600,000 in 2005. As of October 31, 2006, the Bank's participation loans amounted to $7.2 million.

         Loan Commitments. The Bank gives written commitments to prospective borrowers on all residential or one-to-four family mortgage loans. Generally, the commitment requires acceptance within sixty days of the date of the issuance. The total amount of commitments to extend credit for mortgage and consumer loans as of October 31, 2006, was approximately $16.3 million, including commitments on lines of credit and including undisbursed portions of construction loans totaling $9.3 million.

         Loan Approvals. The management loan committee has authority to approve loans or aggregate credit exposure up to $1.5 million. Loans or aggregate exposure in excess of $1.5 million must be approved by the Board loan committee. Loans in excess of 10% of the Bank's unimpaired capital must be approved by the Board of Directors.

Non-Performing Loans and Problem Assets

         Collection Procedures. The borrower is notified by mail when a loan is 15 days delinquent. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and a second collection notice is sent. When a loan is 90 days delinquent, it is referred to an attorney for collection. All reasonable attempts are made to collect from the borrower prior to referral to an attorney for collection. In certain instances, the Bank may in its discretion modify the loan to enable the borrower to reorganize his financial affairs and work with the borrower to establish a repayment schedule to cure the delinquency.

         As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which the Bank may be the successful bidder if there are no adequate bids or offers to satisfy the debt. Any property acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold or otherwise disposed of by the Bank. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that may result from subsequent declines in value are charged to operations in the period in which the declines occur.

         Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than 90 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Non-Performing   Assets.  The  following  table  provides   information
regarding the Bank's non-performing loans and other non-performing assets as of the end of each of the last two fiscal years.

                                                                              At October 31,
                                                                        -----------------------
                                                                          2006         2005
                                                                          ----         ----
                                                                        (Dollars in thousands)
         Loans accounted for on a non-accrual basis:
         Mortgage loans:
           One- to four-family.....................................       $1,766       $   67
           Multi-family............................................           --           --
           Commercial real estate..................................           55           --
           Construction............................................          574           --
         Home equity loans.........................................           19           --
         Consumer loans............................................                         2
                                                                          ------       ------
         Total.....................................................       $2,414       $   69
                                                                          ======       ======

         Accruing loans which are contractually past
           due 90 days or more.....................................           --           --
                                                                          ------       ------
         Total.....................................................       $2,414       $   69
                                                                          ======       ======
         Total non-performing loans................................       $ 2,414      $   69
                                                                          =======      ======
         Real estate owned.........................................       $   59       $   --
                                                                          ======       ======
         Other non-performing assets...............................       $   --       $   --
                                                                          ======       ======
         Total non-performing assets...............................       $2,473       $   69
                                                                          ======       ======
         Total non-performing loans to total loans.................         2.13%        0.08%
                                                                          ======       ======
         Total non-performing loans to total assets................         1.38%        0.05%
                                                                          ======       ======
         Total non-performing assets to total assets...............         1.41%        0.05%
                                                                          ======       ======

         For the year ended October 31, 2006, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire period was approximately $58.1 thousand. This amount was not included in the Bank's interest income for the period. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during the year ended October 31, 2006 was immaterial.

         Classified Assets. Management, in compliance with Office of Thrift Supervision guidelines, follows an internal loan risk rating review program, whereby loans are classified as special mention, substandard, doubtful or loss. The Bank also engages a third party for loan review once a year. The scope of the review primarily includes individual loan reviews and risk-rating analysis and encompasses at least 60% of the Bank's multi-family and commercial portfolio. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount considered prudent by management. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged off.

         An asset is considered substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of so little value that their continued treatment as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated special mention by management.

         Management's classification of assets is reviewed by the Board on a monthly basis and by the regulatory agencies as part of their examination process. The following table discloses the Bank's classification of assets and designation of certain loans as special mention as of October 31, 2006. At October 31, 2006, all of the classified assets and special mention designated assets were loans. Loans classified as special mention totaled $2.9 million for the year ended October 31, 2006 versus $3.2 million for the year ended October 31, 2005. Loans classified as substandard increased from $69 thousand in the prior year to $2.0 million in the current year due mainly to participation interests on three loans to one borrower totaling approximately $1.5 million in aggregate which were included in special mention in the prior year. These loans are secured by 58 residential properties and the borrower has begun to liquidate the properties securing the loans. Loans classified as substandard also include a $424 thousand construction loan to renovate eight residential properties. The Bank is currently in the process of foreclosing on the real estate. At October 31, 2006, the allowance for loan losses totaled $1.1 million and $342 thousand of that was recorded in connection with the loans reported as substandard for that same date.

         The following table sets forth the Company's classified assets in accordance with its classification system as of October 31, 2006.

                                            At October 31,
                                                 2006
                                            --------------
                                            (In thousands)
Special Mention.....................           $ 2,779
Substandard.........................             1,963
Doubtful............................                --
Loss................................                --
                                               -------
  Total.............................           $ 4,742
                                               =======

         Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects the Bank's evaluation of the losses known and inherent in its loan portfolio that are both probable and reasonable to estimate associated both with lending activities and particular problem assets. The Bank maintains the allowance through provisions for loan losses that are charged to income in the period they are established. The Bank charges losses on loans against the allowance for loan losses when it believes the collection of loan principal is unlikely. Unsecured loans are charged as loss when they become 90 days delinquent. There is no fixed number of days after which mortgage loans are charged off. Rather, the Bank generally begins foreclosure proceedings on mortgage loans when they become 90 days delinquent and makes determination as to when a mortgage loan should be charged off based on the sufficiency of the collateral for that particular mortgage loan.

         The Bank's evaluation of the allowance for loan losses includes separate review of all loans for which the collectibility of principal may not be reasonably assured. The Bank evaluates all classified loans individually and bases its determination of a loss factor on the likelihood of collectibility of principal including consideration of the value of the underlying collateral securing the loan. Larger loans, which would generally include multi-family mortgages, other commercial real estate loans and construction loans, are also generally evaluated for impairment individually. The Bank also segregates loans by loan category as part of its allowance evaluation, and evaluates homogenous loans as a group.

         Although there may be other factors that also warrant consideration in maintaining an allowance at a level sufficient to provide for probable and reasonably estimable losses, the Bank considers the following factors in connection with its determination of loss factors and as part of its overall evaluation of the allowance for loan losses:

          o    its historical loan loss experience;

          o    internal analysis of credit quality;

          o    general levels of non-performing loans and delinquencies;

          o    changes in loan concentrations by loan category;

          o    current estimated collateral values;

          o    evaluation  of  credit  quality   conducted  in  bank  regulatory
               examinations; and

          o    economic and market trends impacting the Bank's lending area.

         This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the Office of Thrift Supervision as an integral part of its examination process, periodically reviews the Bank's loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require the Bank to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on its review of information available at the time of the examination, which it believes may negatively affect the Bank's earnings.

         It is the Bank's policy to review its loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. Additionally, the Bank maintains a program of reviewing loan applications immediately after loans are made in an effort to maintain loan quality.

         The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:

                                                             For the Year Ended
                                                                October 31,
                                                        ---------------------------
                                                            2006            2005
                                                        ---------         ---------
                                                            (Dollars in thousands)

Allowance balance (at beginning of period).......       $     507         $     343
                                                        ---------         ---------
Provision for loan losses........................             621               150
                                                        ---------         ---------

Loans charged off:
Mortgage loans:
  One- to four-family............................              14                 6
  Multi-family...................................              --                --
Other............................................               2                 1
                                                        ---------         ---------
Total charge-offs................................              16                 7

Recoveries:
Mortgage loans...................................              --                19
Other............................................              --                 2
                                                        ---------         ---------
Total recoveries.................................              --                21
                                                        ---------         ---------
Net (charge-offs) recoveries.....................              16                14
                                                        ---------         ---------
Allowance balance (at end of period).............       $   1,112         $     507
                                                        =========         =========

Total loans outstanding..........................       $ 113,469         $  85,109
                                                        =========         =========
Average loans outstanding........................       $  98,499         $  73,363
                                                        =========         =========
Allowance for loan losses as a percent
   of total loans outstanding....................            0.98 %            0.60 %
                                                        =========         =========
Net loans charged off as a percent of
   average loans outstanding.....................           (0.02)%           (0.02)%
                                                        =========         =========

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                                             At October 31,
                                                           ---------------------------------------------------
                                                                   2006                         2005
                                                           ----------------------      -----------------------
                                                                      Percent of                    Percent of
                                                                       Loans to                      Loans to
                                                           Amount     Total Loans      Amount      Total Loans
                                                           ------     -----------      ------      -----------
                                                                         (Dollars in thousands)
     At end of period allocated to:
     Mortgage loans:
       One- to four-family..........................      $   631         57.74 %     $   290          61.96 %
       Multi-family.................................            9          1.01             6           0.83
       Commercial real estate.......................          186          7.28            93           6.52
       Construction.................................          219         19.60            75          15.29
     Home equity loans..............................           47         13.86            35          14.91
     Loans on savings accounts......................           --          0.21            --           0.35
     Other..........................................           20          0.30             8           0.14
                                                          -------        ------       -------         ------
     Total allowance................................      $ 1,112        100.00 %     $   507         100.00 %
                                                          =======        ======       =======         ======

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

         SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

         The Company does not currently use or maintain a trading account. Debt and equity securities not classified as "held to maturity" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

         All of the Company's securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Investments in securities are made based on several considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, the Company's liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on the Company's credit and interest rate risk and risk-based capital is also considered. The Company purchases securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

         The investment policy of the Company, which is established by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Company's lending activities. Generally, the Company's investment policy is to invest funds in various categories of securities and maturities based upon the Company's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Board of Directors reviews the Company's securities portfolio on a monthly basis.

         The Company's investment policy does not permit participation in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, the Company's investment policy does not permit investment in securities which are not rated investment grade `A' or higher at time of purchase.

         The various obligations held in the Company's securities portfolio have varying characteristics as to rate, maturity and call provisions. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with and without prepayment penalties. Callable securities totaled approximately $14.5 million at October 31, 2006, and the Company's investment yield could be reduced if these securities are called prior to maturity.

         Mortgage-backed Securities. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The Company focuses its investments on mortgage-backed securities secured by one- to four-family mortgages.

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

         Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgage loans that have interest rates within a specific range and similar maturities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Thus, the life of a mortgage-backed security approximates the life of the underlying mortgages. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The Company's mortgage-backed securities consist primarily of securities issued by the Government National Mortgage Association, Freddie Mac and Fannie Mae. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements which offer nominal credit risk to the security holder.

Securities Portfolio

         The following table sets forth the carrying value of the Company's investment and mortgage-backed securities portfolio at the dates indicated.

                                                                      At October 31,
                                                            -----------------------------------
                                                              2006                  2005
                                                            --------              --------
                                                                      (In thousands)
         Securities Available for Sale (at fair value):
         Mortgage-backed securities.....................      $  29,751         $  33,049
         U.S. government agency securities..............          9,401             9,659
         Municipal securities...........................          3,921             4,183
         Corporate notes................................          2,920             3,004
         Mutual funds...................................            196               188
                                                              ---------         ---------
          Total securities available for sale...........         46,189            50,083
                                                              ---------         ---------

         Securities Held to Maturity:
         Municipal securities...........................          2,209             2,150
                                                              ---------         ---------
          Total securities..............................      $  48,398         $  52,233
                                                              =========         =========

         Carrying Values, Yields and Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment and mortgage-backed securities portfolio at October 31, 2006.

                                                            At October 31, 2006
                    -----------------------------------------------------------------------------------------------------------
                                                                                       More than
                    One Year or Less  One to Five Years      Five to Ten Years         Ten Years    Total Investment Securities
                    ----------------- ------------------  ----------------------  ----------------- ---------------------------
                    Carrying  Average Carrying   Average    Carrying    Average    Carrying Average Carrying  Average   Market
                     Value     Yield    Value     Yield      Value       Yield      Value    Yield   Value     Yield     Value
                    --------  ------- --------   -------    --------   ---------   -------  ------  --------  -------   -------
                                                                                  (Dollars in thousands)
Mortgage-backed
  securities.....   $   --       --% $    511      4.14%   $   1,392       4.57%   $ 27,848   4.73% $ 29,751    4.71%  $ 29,751

U.S. government
  agency
  Securities.....       --       --     9,157      3.72          244       4.58          --     --     9,401    3.74      9,401

Municipal
  securities.....      248     3.21     2,728      3.42          550       3.04       2,604   4.68     6,130    3.97      6,197

Corporate notes..       --       --        --        --          907       4.00       2,013   6.96     2,920    5.99      2,920

Mutual funds.....       --       --        --        --           --         --         196   4.43       196    4.43        196
                    ------           --------              ---------               --------         --------           --------

  Total..........   $  248    3.21%  $ 12,396      3.67%   $   3,093       4.13%   $ 32,661   4.86% $ 48,398    4.50%  $ 48,465
                    ======           ========              =========               ========         ========           ========

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition, the Company derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. While scheduled loan and mortgage-backed securities payments are a relatively stable source of funds, deposit inflows and loan and mortgage-backed securities prepayments are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the FHLB) are also periodically used to supplement the amount of funds for lending and investment.

         Deposits. Deposits are obtained primarily from residents of Philadelphia County, Pennsylvania, and to a lesser degree, Gloucester County, New Jersey. Historically, the Bank has used traditional methods of advertising, including print media, direct mail and inserts included with customer statements; however, it relies primarily on its reputation in the community and referrals to attract new customers and deposits. The Bank has from time to time utilized the services of deposit brokers but does not currently do so. At October 31, 2006, brokered deposits totaled $483 thousand.

         The Bank's determination of interest rates is based upon a number of factors, including: (1) the Bank's need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) the Bank's current cost of funds and its yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of borrowings from the FHLB. Interest rates are reviewed and set by management weekly.

         Certificates of deposit represent 62.0% of the Bank's deposit portfolio at October 31, 2006. The Bank's liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. Historically, a significant portion of the certificates of deposit has remained with the Bank after they mature and the Bank believes that this will continue. However, the need to retain these time deposits could result in an increase in the Bank's cost of funds.

         Deposit   accounts  are  summarized  at  October  31,  2006  and  2005, respectively, as follows.

                                                          2006                                 2005
                                            --------------------------------   --------------------
                                                 Amount               %               Amount               %
                                            ----------------   -------------   -------------------  --------
                                                                    (Dollars in thousands)
Non interest-bearing demand............         $   4,126           3.0 %          $   2,800             3.2 %
NOW accounts...........................             8,395           6.1                6,200             7.1
Money market deposit...................            31,565          23.1                9,403            10.8
Savings................................             7,970           5.8                8,601             9.8
                                                ---------        ------            ---------           -----
                                                   52,056          38.0               27,004            30.9
                                                ---------        ------            ---------           -----
Time certificates of deposit:
  0.90 - 2.00%.........................               630           0.5                1,705             2.0
  2.01 - 4.00%.........................             6,845           5.0               26,202            30.0
  4.01 - 6.00%.........................            77,240          56.5               32,338            37.0
  6.01 - 8.00%.........................                --            --                  159             0.1
                                                ---------        ------            ---------           -----
                                                   84,715          62.0               60,404            69.1
                                                ---------        ------            ---------           -----
     Total.............................         $ 136,771         100.0 %          $  87,408           100.0 %
                                                =========         =====            =========           =====

         The scheduled maturities of time certificates of deposit as of October 31, 2006 are as follows.

                                                                  (In thousands)
Within one year.............................................          $66,148
Beyond one year but within two years........................            6,784
Beyond two years but within three years.....................            4,140
Beyond three years but within four years....................            6,592
Beyond four years but within five years.....................            1,051
                                                                      -------
Total.......................................................          $84,715
                                                                      =======

         Included in the above table are five-year certificates of deposit that have provisions which allow depositors to withdraw funds without incurring an early withdrawal penalty. At October 31, 2006, such certificates of deposit totaled $3.1 million. The Bank no longer offers certificates of deposit with this no-penalty provision. At October 31, 2006, the weighted average rate was 2.51% and the scheduled maturities on these certificates of deposit were as follows: $1.4 million within one year; $1.4 million beyond one year but within two years; and $292 thousand beyond two years but within three years. The actual maturity of these certificates of deposit may be materially less than indicated.

         The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of October 31, 2006.

                                                        Certificates of Deposits
                                                        ------------------------
Maturity Period                                              (In thousands)
---------------

Within three months................................           $    3,935
Three through six months...........................                4,436
Six through twelve months..........................                7,859
Over twelve months.................................                4,868
                                                              ----------
     Total(1) .....................................           $   21,098
                                                              ==========

--------------------
(1) Includes $3.1 million of five-year certificates of deposit that allow depositors to withdraw funds without penalty.

         Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank also, as the need arises or in order to take advantage of investment opportunities, borrows funds in the form of FHLB advances and a line of credit from the FHLB. Borrowings from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets.

         Short-term borrowings consist of draws on the Bank's "RepoPlus" line of credit, fixed-rate, and fixed-term advances through the FHLB. The RepoPlus line carries an adjustable rate that is subject to annual renewal and incurs no service charges. All outstanding borrowings are secured by a blanket security agreement on qualifying residential mortgage loans, and the Bank's investment in FHLB stock.

         The following table sets forth information concerning short-term borrowings:

                                                            At October 31,
                                                      --------------------------
                                                        2006               2005
                                                      --------          --------
                                                         (Dollars in thousands)
Balance at year end                                   $2,500            $12,800

Maximum amount outstanding at any month-end           14,600             12,800

Average balance outstanding during the year            8,100              6,458

Weighted-average interest rate:
  As of year end                                        5.38%              4.11%
  Paid during the year                                  4.72%              2.87%


         Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

         Maturities of FHLB advances at October 31, 2006 and 2005, respectively, are summarized as follows:

                                         At October 31,
              ------------------------------------------------------------------
                            2006                                2005
              --------------------------------   -------------------------------
Year Ending                      Weighted-                           Weighted-
October 31,        Amount       Average Rate           Amount       Average Rate
-----------        ------       ------------           ------       ------------
                                     (Dollars in thousands)
    2006               --          --                  16,494           3.84
    2007            5,512           3.64                5,512           3.64
    2008            2,929           5.12                2,929           5.12
    2010            1,000           5.91                1,000           5.91
    2015            2,000           4.84                2,000           4.84
                ---------                           ---------
                $  11,441           4.43%           $  27,935           4.08%
                =========                           =========

         See Notes 8 and 9 of the notes to the consolidated financial statements for more information regarding borrowings.

Subsidiary Activity

         The Company's only subsidiary is the Bank. The Bank is permitted to invest its assets in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The Bank has one inactive service corporation. The Bank also has one investment subsidiary, SE DEL Corp., a Delaware-chartered corporate subsidiary that was formed in 2005 solely to hold certain investment securities that the Bank is authorized to hold directly as well as SE Investment Services Corp., an inactive investment services and products provider.

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

         Any change in applicable statutory and regulatory requirements, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the United State Congress, could have a material adverse impact on the Company and the Bank, and their operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank's franchise, resulting in negative effects on the trading price of the Company's common stock.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company within the meaning of Section 10(o) of the Home Owners' Loan Act. It is registered as a savings and loan holding company and files reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the Office of Thrift Supervision to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company

         Activities Restrictions. As a unitary savings and loan holding company, the Company is subject to statutory and regulatory restrictions on its business activities. The nonbanking activities of the Company are restricted to certain activities specified by Office of Thrift Supervision regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act. Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the Office of Thrift Supervision either a prior notice of (in the case of non-banking activities permissible for bank holding companies) or an application regarding its planned activity or acquisition.

         Mergers and Acquisitions. The Company must obtain approval from the Office of Thrift Supervision before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the Office of Thrift Supervision would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community (including the Bank's record of performance under the Community Reinvestment Act) and competitive factors.

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Act") was enacted to address corporate and accounting fraud. The SEC has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

The activities of federal savings banks are subject to extensive regulation, including restrictions or requirements with respect to loans to one borrower, percentages of certain types of loans and investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements imposed by the Federal Reserve System. The Bank's relationship with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

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

         Insurance of Deposit Accounts. The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (I) effective March 31, 2006, the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations like the Bank) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

         The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

         Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.013% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2019.

         Regulatory Capital Requirements. Office of Thrift Supervision capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and
(3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with these regulatory capital standards as of October 31, 2006.

         In addition, the Office of Thrift Supervision may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take certain action to increase its capital ratios. If the savings institution's capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the Office of Thrift Supervision may restrict its activities.

         Tier 1 is defined as common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits of mutual savings banks. The Bank does not have any active subsidiaries, non-withdrawable accounts or pledged deposits. Tier 1 capital is reduced by an institution's intangible assets, with limited exceptions for certain servicing rights, interest-only strips and purchased credit card relationships. Tier 1 capital is further reduced by an amount equal to the savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiaries that are depository institutions or their holding companies.

         Total capital equals the sum of Tier 1 and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the allowance for loan losses not designated for specific loan losses (up to 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of Tier 1 capital. For purposes of determining total capital, a savings institution's assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution's equity investments (other than those deducted from Tier 1 and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans. A savings institution's risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from

0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

         Dividend and Other Capital Distribution Limitations. The Office of Thrift Supervision imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings institution that is a subsidiary of a savings and loan holding company, as the Bank, must file an application or a notice with the Office of Thrift Supervision at least thirty days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the Office of Thrift Supervision;
(ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution's net income for that year to date plus the institution's retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the Office of Thrift Supervision or applicable regulations.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of October 31, 2006 and in each of the last twelve months and, therefore, qualifies as a QTL.

         Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

         Community  Reinvestment  Act.  Under  the  Community  Reinvestment  Act
("CRA"), every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the Office of Thrift Supervision to assess each savings institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch by the Bank. An unsatisfactory CRA examination rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. The Bank received a "satisfactory" overall rating in its most recent CRA assessment by the Office of Thrift Supervision.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB borrowings. The Bank is in compliance with this requirement. The FHLB imposes various limitations on borrowings such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total borrowings to a member.

         The USA Patriot Act. The Bank is subject to Office of Thrift Supervision regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act. The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. As of October 31, 2006, management of the Bank believes all required actions to be taken by the Bank under the USA Patriot Act have been completed and are followed.

         o Among other requirements, Title III of the USA Patriot Act and the related regulations of the Office of Thrift Supervision impose the following requirements with respect to financial institutions:

         o Establishment of anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls;
                  (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

         o Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

         o Establishment of appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

         o Prohibitions on establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and compliance with certain record keeping obligations with respect to correspondent accounts of foreign banks.

         Bank   regulators   are  directed  to  consider  a  holding   company's
effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Item 2. Description of Property
-------------------------------

(a)      Properties.

         The following table sets forth the location of the Bank's main office and branch offices, the date the offices were opened and the net book value of each office and its related equipment. Also, at October 31, 2006 the Bank was in the process of constructing a new branch office. In December 2006, the Deptford office, at 1893 Hurffville Road was opened. The Deptford office is owned.


                                            Facility         Leased or        Net Book Value at
Office Location                              Opened            Owned           October 31, 2006
---------------                              ------            -----           ----------------
                                                                                (In thousands)
Main Office
1901-03 E. Passyunk Avenue
Philadelphia, PA  19148                       1991             Owned             $  1,069

Washington Township Branch
438 Ganttown Road, Suite 1-A
Sewell, NJ  08080                             1996             Owned             $    88



                                            Facility         Leased or        Net Book Value at
Office Location                              Opened            Owned           October 31, 2006
---------------                              ------            -----           ----------------
                                                                               (In thousands)
Roxborough Branch
5873 Ridge Avenue
Philadelphia, PA 19128                   December 2005         Owned             $  1,883

Ardmore Branch
20 Woodside Road
Ardmore, PA 19003                        February 2006        Leased             $   638


(b)      Investment Policies.

         See "Item 1. Description of Business" above for a general description of the Company's investment policies. The Company's investment policy is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Bank's lending activities.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Description of Business - Lending Activities," and "Item 2. Description of Property."

         (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities."

         (3) Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities."

(c) Description of Real Estate and Operating Data.

         Not applicable.

Item 3. Legal Proceedings
-------------------------

         The Company or the Bank is periodically involved in various claims and lawsuits, such as claims to enforce liens and other issues incident to business of the Company and the Bank. While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company or the Bank in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company's consolidated financial condition, results of operations or cash flows. In addition, management was not aware of any pending or threatened material litigation as of October 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Annual Meeting of Stockholders of the Company was held on August 15, 2006. The results of voting at the meeting were reported in the Company's Form 10-QSB for the quarter ended July 31, 2006, filed with the SEC on September 14, 2006.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

         The information contained under the section captioned "Stock Price Information" in the Company's Annual Report to Stockholders for the fiscal year ended October 31, 2006 filed as Exhibit 13 to this Form 10-KSB (the "Annual Report") is incorporated herein by reference.

         The Company made no stock repurchases during the fourth quarter of the fiscal year ended October 31, 2006.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The Registrant's financial statements listed under Item 13 and included in the Annual Report are incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         None.

Item 8A.  Controls and Procedures
---------------------------------

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

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information
---------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act
--------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

         The Company has a Code of Ethics, a copy of which will be furnished without charge upon written request to the Secretary, SE Financial Corp., 1901-03 East Passyunk Avenue, Philadelphia, Pennsylvania 19148.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders" in the Proxy Statement.

         (b)      Security Ownership of Management

                  The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

         (c)      Changes in Control

                  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      Securities Authorized for Issuance Under  Equity  Compensation
                  Plans

                  Set forth below is information as of October 31, 2006 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                        EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                                        Number of securities                               remaining available for
                                          to be issued upon       Weighted-average      future issuance under equity
                                             exercise of          exercise price of          compensation plans
                                        outstanding options,     outstanding options,       (excluding securities
                                        warrants and rights      warrants and rights    reflected in first column)
                                        -------------------      -------------------    --------------------------
Equity compensation plans
 approved by shareholders.........             293,955                  $12.75                     25,837
Equity compensation plans
 not approved by shareholders.....                 N/A                     N/A                        N/A
                                               -------                  ------
     TOTAL.......................              293,955                  $12.75                     25,837
                                               =======                  ======                     ======

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Relationships and Related Transactions" of the Proxy Statement.

Item 13.  Exhibits
------------------

         The following exhibits are included in this Report or incorporated herein by reference:

          3(i)    Articles of Incorporation of SE Financial Corp. *
          3(ii)   Bylaws of SE Financial Corp. *
          4       Specimen Common Stock Certificate of SE Financial Corp.*
         10.1     Executive Life Insurance Plan *
         10.2     Form of Director Incentive Retirement Plan *
         10.3     Form of Executive Officer Incentive Retirement Plan *
         10.4     Form of Management Severance Agreements with Marcy C. Panzer,
                  Pamela M. Cyr, Christopher Jacobsen, and Rick Miller**
         10.5     Stock Option Plan***
         10.6     Restricted Stock Plan***
         13       Annual Report to Stockholders for the fiscal year ended October 31, 2006
         21       Subsidiaries of the Registrant
         31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         ------------------
          * Incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC File No. 333-112153).
          ** Incorporated by reference to the Company's Form 8-K filed with the SEC on September 2, 2005 (SEC File No. 000-50684).
          *** Incorporated by reference to the appendices to the Company's Proxy Statement filed with the SEC on July 17, 2006 (SEC File No. 000-50684).

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Principal Accounting Fees and Services" in the Proxy Statement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of January 29, 2007.

                                           SE Financial Corp.



                                           Pamela M. Cyr
                                           -------------------------------------
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 2007.

/s/Pamela M. Cyr                                     /s/Susanne Spinell Shuster
---------------------------------                    ---------------------------
Pamela M. Cyr                                        Susanne Spinell Shuster
President and Chief Executive Officer                Director
(Principal executive, financial and accounting
officer)

/s/Marcy C. Panzer                                   /s/Samuel Barsky
---------------------------------                    ---------------------------
Marcy C. Panzer                                      Samuel Barsky
Chairman of the Board                                Director and Secretary

/s/Charles M. Cahn
---------------------------------                    ---------------------------
Charles M. Cahn                                      Andrew A. Hines
Director                                             Director


/s/Megan L. Mahoney                                  /s/J. William Parker, Jr.
---------------------------------                    ---------------------------
Megan L. Mahoney                                     J. William Parker, Jr.
Director                                             Director


/s/David M. Rosenberg                                /s/William F. Saldutti, III
---------------------------------                    ---------------------------
David M. Rosenberg                                   William F. Saldutti, III
Director                                             Director