Form 10QSB
period 2007-01-31
SE FINANCIAL CORP
filed 2007-03-19
CIK 1277138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           January 31, 2007
                               -------------------------------------------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


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


          Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X     No
           ---       ---

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                 ---       ---

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date March 16, 2007:

             Class                                         Outstanding
   ---------------------------                          ----------------
   $.10 par value common stock                          2,284,095 shares


Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

                               SE FINANCIAL CORP.

                                   FORM 1O-QSB

                     FOR THE QUARTER ENDED January 31, 2007


                                      INDEX


                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I - FINANCIAL INFORMATION

         Item     1.   Financial Statements (Unaudited)                              1
         Item     2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                11
         Item     3.   Controls and Procedures                                      15

PART II- OTHER INFORMATION

         Item     1.   Legal Proceedings                                            16
         Item     2.   Unregistered Sales of Equity Securities and Use of Proceeds  16
         Item     3.   Defaults Upon Senior Securities                              16
         Item     4.   Submission of Matters to a Vote of Security Holders          16
         Item     5.   Other Information                                            16
         Item     6.   Exhibits                                                     16

SIGNATURES

EXHIBITS

         31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                               SE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                January 31,      October 31,
                                                                                   2007            2006
                                                                              -------------    -------------
ASSETS
   Cash and due from banks                                                    $     556,929    $     728,733
   Interest-bearing deposits with other institutions                              4,917,991        2,158,337
                                                                              -------------    -------------

        Cash and cash equivalents                                                 5,474,920        2,887,070

   Certificates of deposit in other financial institutions                           99,000           99,000
   Investment securities available for sale                                      47,072,836       46,189,276
   Investment securities held to maturity (estimated fair value
        of $2,325,001 and $2,276,285)                                             2,224,266        2,209,134
   Loans receivable (net of allowance for loan losses
        of $1,081,772 and  $1,111,840)                                          112,718,616      112,357,048
   Accrued interest receivable                                                      925,347          995,466
   Federal Home Loan Bank Stock                                                   1,202,000        1,327,200
   Premises and equipment, net                                                    5,872,211        5,408,646
   Bank owned life insurance                                                      3,109,811        3,079,870
   Other assets                                                                   1,273,389        1,431,560
                                                                              -------------    -------------

            TOTAL ASSETS                                                      $ 179,972,396    $ 175,984,270
                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                                   $ 143,682,894    $ 137,240,831
   Short-term borrowings                                                                  -        2,500,000
   Other borrowings                                                              11,265,541       11,440,732
   Advances by borrowers for taxes and insurance                                    511,990          354,864
   Accrued interest payable                                                          68,512           82,703
   Other liabilities                                                                386,329          386,458
                                                                              -------------    -------------

            TOTAL LIABILITIES                                                   155,915,266      152,005,588
                                                                              -------------    -------------

Commitments and contingencies                                                             -                -

Stockholders' Equity
   Preferred stock - no par value; 2,000,000 shares authorized; none issued               -                -
   Common stock - $0.10 par value; 8,000,000 shares authorized;
   2,578,875 issued                                                                 257,888          257,888
   Additional paid-in capital                                                    24,808,942       24,799,363
   Retained earnings - substantially restricted                                   8,334,817        8,464,000
   Shares held by Stock Compensation Trust                                       (1,736,357)      (1,736,357)
   Unearned shares held by Restricted Stock Plan ("RSP")                         (1,134,799)      (1,162,226)
   Unallocated shares held by Employee Stock Ownership Plan ("ESOP")             (1,657,853)      (1,694,694)
   Treasury stock at cost, 294,780 shares and 292,500 shares respectively        (4,142,965)      (4,113,325)
   Accumulated other comprehensive loss                                            (672,543)        (835,967)
                                                                              -------------    -------------

            TOTAL STOCKHOLDERS' EQUITY                                           24,057,130       23,978,682
                                                                              -------------    -------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 179,972,396    $ 175,984,270
                                                                              =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                                SE FINANCIAL CORP
                     CONSOLIDATED STATEMENT OF (LOSS) INCOME
                                   (Unaudited)

                                                             Three Months Ended January 31,
                                                             ------------------------------
                                                                    2007           2006
                                                                -----------    -----------
INTEREST AND DIVIDEND INCOME
    Loans receivable                                            $ 2,129,535    $ 1,525,996
    Investment securities
       Taxable                                                      485,028        503,323
       Exempt from federal income tax                                60,307         61,045
    Interest-bearing deposits with other institutions                36,399         23,836
    Other dividend income                                            16,879         11,310

                                                                -----------    -----------

           Total interest and dividend income                     2,728,148      2,125,510
                                                                -----------    -----------

INTEREST EXPENSE
    Deposits                                                      1,431,447        717,095
    Short-term borrowings                                            27,603         89,299
    Other borrowings                                                128,049        208,612
                                                                -----------    -----------

           Total interest expense                                 1,587,099      1,015,006
                                                                -----------    -----------

NET INTEREST INCOME                                               1,141,049      1,110,504
    (Recovery of) provision for loan losses                         (31,951)        36,138
                                                                -----------    -----------
NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                                1,173,000      1,074,366
                                                                -----------    -----------

NONINTEREST INCOME
    Service fees on deposit accounts                                 67,333         73,953
    Earnings on bank-owned life insurance                            29,941         27,996
    Net gains (losses) on sale of investment securities               3,155        (23,667)
    Other                                                            17,801          7,871
                                                                -----------    -----------

           Total noninterest income                                 118,230         86,153
                                                                -----------    -----------

NONINTEREST EXPENSE
    Compensation and employee benefits                              807,235        590,700
    Occupancy and equipment                                         179,586         96,392
    Federal deposit insurance premiums                               20,441         14,228
    Data processing expense                                          89,649         89,951
    Professional fees                                                87,196        175,617
    Other                                                           234,407        212,172
                                                                -----------    -----------

           Total noninterest expense                              1,418,514      1,179,060
                                                                -----------    -----------

LOSS BEFORE TAXES                                                  (127,284)       (18,541)

INCOME TAX BENEFIT                                                  (58,456)       (27,114)
                                                                -----------    -----------

NET (LOSS) INCOME                                               $   (68,828)   $     8,573
                                                                ===========    ===========

PER SHARE DATA:
    (Loss)  earnings per share - basic and diluted              $     (0.04)   $      0.00
    Weighted average number of shares outstanding - basic
    and diluted                                                   1,905,905      2,294,150

    Dividends per share                                                0.03           0.03


See accompanying notes to the unaudited consolidated financial statements.

                               SE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   Accumulated
                                    Retained        Shares                 Unallocated               Other       Total
                       Additional   Earnings        held by    Unearned      Shares    Treasury   Comprehensive  Stock       Compre-
               Common     Paid-    Substantially Compensation   Shares       Held by   Stock at      Income      holders'    hensive
               Stock   In Capital   Restricted       Trust    held by RSP     ESOP       Cost        (loss)      Equity      Income
              -------- -----------  ----------   -----------  -----------  ---------- -----------  ---------  -----------  ---------
Balance,
  October 31,
  2006        $257,888 $24,799,363  $8,464,000   $(1,736,357) $(1,162,226)$(1,694,694)$(4,113,325) $(835,967) $23,978,682

Net loss                               (68,828)                                                                   (68,828) $(68,828)
ESOP shares
  committed to be
  released                   9,579                                             36,841                              46,420
Cash dividends
  ($.03 per share)                     (60,355)                                                                   (60,355)
Amortization of
  unearned RSP shares                                              27,427                                          27,427
Purchase of
  treasury stock                                                                          (29,640)                (29,640)
Other
comprehensive income:
  Unrealized gain
    on available-
    for-sale
    securities,
    net of
    reclassification
    adjustment, net
    of tax benefit
    of $84,164                                                                                       163,424      163,424   163,424
                                                                                                              -----------  --------
Comprehensive income                                                                                                       $ 94,596
              -------- -----------  ----------   -----------  -----------  ---------- -----------  ---------  -----------  ========
Balance,
  January 31,
  2007        $257,888 $24,808,942  $8,334,817   $(1,736,357) $(1,134,799)$(1,657,853)$(4,142,965) $(672,543) $24,057,130
              ======== ===========  ==========   ===========  ===========  ========== ===========  =========  ===========

                                                                                                 January 31,
                                                                                                     2007
                                                                                                   --------
Components of other comprehensive loss:
    Change in net unrealized loss on investment securities available for sale                      $165,506
    Realized gains included in net loss, net of taxes of $1,073                                      (2,082)
                                                                                                   --------

                Total                                                                              $163,424
                                                                                                   ========

See accompanying notes to the consolidated financial statements.

                                SE FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Three Months Ended January 31,
                                                                                                2007           2006
                                                                                            -----------    -----------
OPERATING ACTIVITIES
   Net (loss) income                                                                        $   (68,828)   $     8,573
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
      operating activities:
       Recovery of provision for loan losses                                                    (31,951)        36,138
       Depreciation, amortization, and accretion                                                104,351         25,875
       Earnings on bank-owned life insurance                                                    (29,941)       (27,996)
       Increase (decrease) in principal and interest on loans sold payable                        2,900        (34,807)
       Increase (decrease) in accrued interest receivable                                        70,119        (40,765)
       Increase (decrease) in accrued interest payable                                          (14,191)        59,934
       Net (gain) loss on sale of investment securities                                          (3,155)        23,667
       Other, net                                                                                 6,032       (142,976)
                                                                                            -----------    -----------
           Net cash provided by (used for) operating activities                                  35,336        (92,357)
                                                                                            -----------    -----------

INVESTING ACTIVITIES
   Investment securities available for sale:
       Proceeds from principal repayments and maturities                                      1,369,408      1,382,403
       Purchases                                                                             (3,307,113)             -
       Proceeds from the sale of investment securities                                        1,309,300      2,141,519
   Increase in loans receivable, net                                                           (303,016)    (3,777,047)
   Proceeds from sales of real estate acquired through
      foreclosure                                                                                64,946              -
   Purchase of Federal Home Loan Bank stock                                                     (70,000)      (120,000)
   Redemption of Federal Home Loan Bank stock                                                   195,200        135,700
   Purchase of premises and equipment                                                          (540,214)    (1,148,646)
                                                                                            -----------    -----------
           Net cash used for investing activities                                            (1,281,489)    (1,386,071)
                                                                                            -----------    -----------

FINANCING ACTIVITIES
   Increase in deposits, net                                                                  6,442,063      7,022,908
   Net (decrease) increase in short-term borrowings                                          (2,500,000)     1,800,000
   Repayment of other borrowings                                                               (175,191)      (179,346)
   Decrease in advances by borrowers
      for taxes and insurance, net                                                              157,126        165,545
   Purchase of stock for Stock Compensation Trust                                                     -     (3,021,300)
   Purchase of treasury stock                                                                   (29,640)    (3,532,200)
   Cash dividends                                                                               (60,355)       (71,229)
                                                                                            -----------    -----------
           Net cash provided by financing activities                                          3,834,003      2,184,378
                                                                                            -----------    -----------

           Increase  in cash and cash equivalents                                             2,587,850        705,950

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              2,887,070      2,162,811
                                                                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 5,474,920    $ 2,868,761
                                                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid:
       Interest                                                                             $ 1,601,290    $   955,072
       Income taxes                                                                                   -         85,000

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. In management's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at October 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)
-----------------------------------

         The components of comprehensive income (loss) consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended January 31, 2007, this activity is shown under the heading
Comprehensive Loss as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the three months ended January 31, 2006 comprehensive income totaled $33,420.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

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

In September 2006, the FASB issued FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position.

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


In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 ("EITF 06-4"), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5("EITF 06-5"), Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.


NOTE 4 - INVESTMENTS


The amortized cost and the estimated fair value of investment securities held to maturity were as follows:

                                                                        January 31, 2007
                                      --------------------------------------------------------------------------------------
                                                                  Gross                   Gross                 Estimated
                                       Amortized               Unrealized              Unrealized                  Fair
                                         Cost                     Gains                  Losses                   Value
                                      ------------             ------------            ------------            -------------
Municipal securities                    2,224,266                  100,735                       -                2,325,001
                                      ------------             ------------            ------------            -------------
                   Total              $ 2,224,266              $   100,735             $         -             $  2,325,001
                                      ============             ============            ============            =============

                                                                          October 31, 2006
                                      --------------------------------------------------------------------------------------
                                                                  Gross                   Gross                 Estimated
                                       Amortized               Unrealized              Unrealized                  Fair
                                         Cost                     Gains                  Losses                   Value
                                      ------------             ------------            ------------            -------------

Municipal securities                    2,209,134                   69,159                  (2,008)               2,276,285
                                      ------------             ------------            ------------            -------------
                   Total              $ 2,209,134              $    69,159             $    (2,008)            $  2,276,285
                                      ============             ============            ============            =============

The amortized cost and the estimated fair value of available-for-sale investment securities were as follows:

                                                                     January 31, 2007
                                         ---------------------------------------------------------------------------
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized            Fair
                                               Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
Mortgage-backed securities:
     Fannie Mae                          $     21,053,727   $          5,166    $       (440,961)  $     20,617,933
     Freddie Mac                                7,963,341              1,927            (100,608)         7,864,660
     Government National Mortgage
       Association securities                   1,106,966              1,984             (13,530)         1,095,420
                                         -----------------  -----------------   -----------------  -----------------
     Total mortgage-backed
     securities                                30,124,034              9,078            (555,099)        29,578,013
U.S. Government
  agency securities                            10,743,801                  -            (308,973)        10,434,828
Corporate securities                            3,024,523                  -             (93,663)         2,930,860
Municipal securities                            3,996,866                 45             (66,321)         3,930,590
                                         -----------------  -----------------   -----------------  -----------------
          Total debt securities                47,889,224              9,123          (1,024,057)        46,874,291
Mutual funds                                      202,026                  -              (3,480)           198,546
                                         -----------------  -----------------   -----------------  -----------------
          Total                          $     48,091,250   $          9,123    $     (1,027,537)  $     47,072,836
                                         =================  =================   =================  =================

                                                                     October 31, 2006
                                         ---------------------------------------------------------------------------
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized            Fair
                                               Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
Mortgage-backed securities:
     Fannie Mae                          $     22,138,550   $          1,103    $       (608,213)  $     21,531,440
     Freddie Mac                                7,197,372              2,104            (118,346)         7,081,130
     Government National Mortgage
       Association securities                   1,148,800              1,331             (12,268)         1,137,863
                                         -----------------  -----------------   -----------------  -----------------
     Total mortgage-backed
     securities                                30,484,722              4,538            (738,827)        29,750,433
U.S. Government
  agency securities                             9,749,093                  -            (347,730)         9,401,363
Corporate securities                            3,025,700                  -            (105,750)         2,919,950
Municipal securities                            3,996,859                131             (75,677)         3,921,313
                                         -----------------  -----------------   -----------------  -----------------
          Total debt securities                47,256,374              4,669          (1,267,984)        45,993,059
Mutual funds                                      199,496                  -              (3,279)           196,217
                                         -----------------  -----------------   -----------------  -----------------
          Total                          $     47,455,870   $          4,669    $     (1,271,263)  $     46,189,276
                                         =================  =================   =================  =================



The amortized cost and estimated fair value of debt securities at January 31, 2007, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from one to thirty years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                  Held to Maturity                   Available for Sale
                                           -------------------------------  ---------------------------------
                                                            Estimated Fair                     Estimated Fair
                                            Amortized Cost      Value        Amortized Cost        Value
                                           --------------   --------------  ---------------    --------------
Due less than one year                     $           -    $           -   $      450,940     $     447,303
Due after one year through five years                  -                -       12,589,577        12,216,441
Due after five years through ten years                 -                -        3,157,990         3,039,310
Due after ten years                            2,224,266        2,325,001       31,690,718        31,171,768
                                           --------------   --------------  ---------------    --------------
                                           $   2,224,266    $   2,325,001   $   47,889,224     $  46,874,822
                                           ==============   ==============  ===============    ==============

NOTE 5 - LOANS RECEIVABLE
-------------------------

Loans receivable consist of the following:


                                                         January 31, 2007                   October 31, 2006
                                               --------------------------------     -------------------------------
                                                    Amount           Percent             Amount          Percent
                                               -----------------  -------------     -----------------  ------------
 Type of Loans:
 -------------------
 Mortgage loans:
    One-to four- family (1)                        $ 64,651,171          56.73%         $ 65,616,572         57.74%
    Multi-family                                      1,142,641          1.00%             1,148,630         1.01%
    Commercial real estate                            9,458,722          8.30%             8,278,774         7.28%
    Construction (2)                                 20,866,049         18.31%            22,275,329        19.60%
 Home equity loans and lines of credit               17,218,292         15.11%            15,754,181        13.86%
 Loans on savings accounts                              295,786          0.26%               244,346         0.22%
 Other                                                  335,802          0.29%               330,216         0.29%
                                                   -------------     ----------        --------------    ----------
 Total loans                                        113,968,463         100.00%          113,648,048        100.00%
                                                                     ==========                          ==========
 Less:
    Net deferred loan fees and unamortized
      premiums                                          168,075                              179,160
    Allowance for loan losses                         1,081,772                            1,111,840
                                                  --------------                       --------------
 Total loans, net                                 $ 112,718,616                        $ 112,357,048
                                                  ==============                       ==============


(1)  Included in this category are mixed-use loans and investor loans.
(2) Included in this category are participation interests in two loans with an aggregate balance of $2.0 million and $2.1 million at January 31, 2007 and October 31, 2006, respectively.

NOTE 6 - FEDERAL HOME LOAN BANK BORROWINGS
------------------------------------------


The following tables set forth information concerning advances with the FHLB:

                                                 Weighted
                                                 average            Stated
                           Maturity range        interest     interest rate range
Description              from           to         rate          from        to         2007           2006
                      ------------  -----------  --------     -------------------  ------------  --------------

Short Term Borrowings  04/11/07      04/11/07      5.38%        5.38%      5.38%              -      2,500,000
Convertible            02/18/10      02/18/10      5.91%        5.91%      5.91%      1,000,000      1,000,000
Mid Term Repo Fixed    04/30/07      05/11/15      3.93%        3.30%      4.84%      7,800,000      7,800,000
Fixed Rate             08/20/08      08/20/08      6.24%        6.24%      6.24%      1,500,000      1,500,000
Fixed Rate amortizing  05/23/08      05/23/08      4.14%        4.14%      4.14%        965,541      1,140,732
                                                                                   -------------  -------------
           Total                                                                     11,265,541     13,940,732
                                                                                   =============  =============

In February 2000, the Bank entered into a ten-year "Convertible Select" fixed commitment advance arrangement for $1,000,000 with the FHLB. Rates may be reset at the FHLB's discretion on a quarterly basis based on the three-month LIBOR rate. At each rate change the Bank may exercise a put option and satisfy the obligation without penalty. The fixed rate amortizing borrowing requires monthly payments of principal and interest of $62,131 through May 2008.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encumbrances.


Maturities of FHLB borrowings at January 31, 2007 are summarized as follows:


    Year Ending October 31,            Amount           Weighted-Average Rate
    -----------------------        -------------     ---------------------------


        2007                        $ 5,336,563              3.62%
        2008                          2,928,978              5.12%
        2010                          1,000,000              5.91%
        2015                          2,000,000              4.84%

                                   -------------
        Total                      $ 11,265,541              4.43%
                                   =============



NOTE 7 - EARNINGS PER SHARE
---------------------------

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator.

The following  table sets forth the composition of the  weighted-average  common
shares   (denominator)  used  in  the  basic  and  diluted  earnings  per  share computation.

                                                    For the Three Months Ended
                                                           January 31,
                                                       2007          2006
                                                    ----------    ----------
Weighted-average common shares
   outstanding                                      2,578,875     2,578,875
Average treasury stock shares                        (292,705)      (70,217)
Average stock compensation trust shares              (127,655)      (32,772)
Average unearned nonvested RSP shares                 (85,610)            -
Average unallocated shares held by ESOP              (167,000)     (181,736)
                                                    ---------    ----------
Weighted-average common shares and
   common stock equivalents used to
   calculate basic and diluted earnings per share   1,905,905     2,294,150
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


Comparison of the Results of Operations for the Three Months Ended January 31, 2007 and January 31, 2006

         The Company recorded a net loss of $69.8 thousand for the three months ended January 31, 2007, versus net income of $8.6 thousand over the same period in 2006. The decrease in net income is due to an increase in non-interest expense offset somewhat by an increase in net interest income and noninterest income and a recovery of provisions for loan losses.

         Net Interest Income. Net interest income for the three months ended January 31, 2007 increased $30.5 thousand to $1.1 million as a result of an increase in total interest income offset by an increase in interest expense. The net interest margin decreased by 40 basis points to 2.80% for the three months ended January 31, 2007 from 3.20% for the three months ended January 31, 2006. Interest income for the three months ended January 31, 2007 totaled $2.7 million as compared to $2.1 million for the three months ended January 31, 2006. This increase of $602.6 thousand was attributable to an increase of $24.3 million in the average balance of interest-earning assets to $165.9 million for the three months ended January 31, 2007 from $141.7 million for the three months ended January 31, 2006. This increase was also attributable to an increase in the average yield on interest-earning assets of 55 basis points to 6.59% for the three months ended January 31, 2007 from 6.04% for the three months ended January 31, 2006. The average balance of loans receivable for the three months ended January 31, 2007 as compared to the same period of the prior year increased $26.3 million. Loans receivable grew due to increased loan demand and a more aggressive marketing strategy as well as the addition of new lending officers. The average yield on loans receivable increased 50 basis points to 7.48% for the three months ended January 31, 2007 from 6.98% for the three months ended January 31, 2006.

         Interest expense increased $572.1 thousand to $1.6 million for the three months ended January 31, 2007 from $1.0 million for the three months ended January 31, 2006. The increase was attributable to an increase of $34.6 million in the average balance of interest-bearing liabilities to $149.8 million for the three months ended January 31, 2007 from $115.1 million for the three months ended January 31, 2006 as well as an increase in the average cost of funds of 71 basis points to 4.20% for the three months ended January 31, 2006 from 3.49% for the three months ended January 31, 2006. The average balance of deposits for the three months ended January 31, 2007 as compared to the same period of the prior year increased $49.2 million. The increase in deposits was due mainly to increases in certificates of deposits, money market accounts, interest bearing demand deposits and savings accounts of $24.5 million, $19.9 million, $3.7 million and $1.1 million, respectively. Deposit growth resulted from the Bank's new branch offices, focused marketing and market sensitive pricing. The average cost of deposits increased 94 basis points to 4.20% for the three months ended January 31, 2007 from 3.26% for the three months ended January 31, 2006. The average balance of borrowings for the three months ended January 31, 2007 as compared to the same period of the prior year decreased $14.6 million. The average cost of borrowings increased 49 basis points to 4.63% for the three months ended January 31, 2007 from 4.22% for the three months ended January 31, 2006.

         Loan Loss Provision. The recovery of provisions for loan losses was $32.0 thousand for the three months ended January 31, 2007 compared to provision for loan losses of $36.1 thousand for the three months ended January 31, 2006. The recovery of prior provisions was primarily attributable to the payoff in full of a previously classified substandard loan totaling $424 thousand. At January 31, 2007 the allowance for loan losses totaled $1.1 million and was .96% of total loans and 72.57% of nonperforming loans. The loan loss provision is based upon management's assessment of a variety of factors, including levels of, and trends in, delinquencies and nonaccruals, trends in volume and terms of loans, effects of any changes in lending policies, historical loss experience, realizability of collateral value and collectibility of guarantee, pending legal action for collection of loans and related guarantees, national and economic trends and conditions and concentrations of credit. The allowance represents management's best estimate of known and inherent losses in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. However, actual loan losses could exceed the amounts that have been charged to operations.

         Non-interest Income. Non-interest income was $118.2 thousand for the three months ended January 31, 2007 compared to $86.2 thousand for the three months ended January 31, 2006. The increase was due mainly to losses on the sale of investment securities in the prior year's quarter totaling $23.7 thousand.

         Non-interest Expense. Non-interest expense increased $239.5 thousand to $1.4 million for the three months ended January 31, 2007 compared to $1.2 million for the three months ended January 31, 2006. The increase in non-interest expense was due mainly to increases in compensation and employee benefits and occupancy and equipment costs offset by a decrease in professional fees. The increase in compensation and employee benefits of $216.5 thousand was due primarily to additions to staff for the newly opened Deptford, New Jersey banking office and additions to staff in the lending area and higher payroll taxes and employee benefits expense. The increase in occupancy and equipment costs was due to an increase in depreciation, rent expense, utilities and maintenance expense related to the opening of the new banking office in Deptford, New Jersey and costs for a full quarter for the Roxborough and Ardmore banking offices that were opened in December 2005 and February 2006. The decrease in professional fees was due to nonrecurring legal expenses incurred during the prior year quarter.

         Income Taxes. Income tax benefit was $58.5 thousand for the three months ended January 31, 2007 as compared to a benefit of $27.1 thousand for the same period in 2006 due mainly to a pre-tax loss for the three months ended January 31, 2007 of $127.3 thousand versus a pre-tax loss of $18.5 thousand for the three months ended January 31, 2006.


Comparison of Financial Condition at January 31, 2007 and October 31, 2006

         Assets and Liabilities. The Company's total assets increased by $4.0 million to $180.0 million at January 31, 2007 from $176.0 million at October 31, 2006.

         Total investment securities increased by $898 thousand to $49.3 million at January 31, 2007 from $48.4 million at October 31, 2006 due mainly to purchases of $3.3 million offset by sales of $1.3 million and repayments of $1.3 million.

         Net loans receivable increased $361.6 thousand to $112.7 million at January 31, 2007 from $112.4 million at October 31,
2006.

         The allowance for loan losses totaled $1.1 million at January 31, 2007 and represented .95% of the gross loan portfolio at January 31, 2007. The Company had nonaccrual loans of $1.8 million and $2.4 million at January 31, 2007 and October 31, 2006, respectively. Substandard loans totaled $1.5 million at January 31, 2007 as compared to $2.0 million at October 31, 2006 due mainly to the payoff in full of a $424 thousand nonperforming construction loan. Loans classified Special Mention totaled $3.0 million at January 31, 2007 as compared to $2.8 million at October 31, 2006.

         Premises and equipment, net increased $463.6 thousand to $5.9 million at January 31, 2007 from $5.4 million at October 31, 2006. The increase was primarily due to costs associated with the new Neighborhood Banking Office opened in Deptford, New Jersey.

         Total deposits increased $6.4 million to $143.7 million at January 31, 2007 from $137.2 million at October 31, 2006. The increase was primarily a result of an increase in certificates of deposit, savings, and checking accounts of $5.5 million, $3.8 million and $1.5 million, respectively, offset by a decrease in money market accounts of $5.0 million.

         Stockholders' Equity. Stockholders' equity increased $78.4 thousand to $24.1 million at January 31, 2007 from $24.0 million at October 31, 2006 due mainly to a decrease in the accumulated other comprehensive loss of $163.4 thousand as a result of an increase in the market value of the Company's investment portfolio offset by a net loss for the quarter of $68.8 thousand.

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

         The  Company's  liquid  assets  consist  of cash and cash  equivalents, certificates of deposit in other financial institutions and investment securities classified as available for sale. The level of these assets is dependent on the Company's operating, investing, and financing activities during any given period. At January 31, 2007, cash and cash equivalents totaled approximately $5.5 million, or 3.0% of total assets, while investment securities classified as available for sale and certificates of deposit in other financial institutions totaled approximately $47.2 million, or 26.2% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year.

         Operating activities provided net cash of approximately $35.3 thousand for the three months ended January 31, 2007 and used net cash of $92.4 thousand for the three months ended January 31, 2006. Net cash provided by the three months ended January 31, 2007 was due mainly to depreciation, amortization, and accretion. Net cash used for the three months ended January 31, 2006 was due mainly to other net operating activities.

             Investing activities consist primarily of loan originations and repayments, investment purchases, sales and maturities and purchases of premises and equipment. For the three months ended January 31, 2007 net cash used for investing activities totaled $1.3 million and primarily consisted of an increase in net loans receivable of $303.0 thousand, purchases of investment securities of $3.3 million and an increase in premises and equipment of $540.0 thousand in connection with the opening of the new banking office in Deptford, New Jersey. Partially offsetting the usage of investing activities was $1.3 million of proceeds from investment security sales and $1.4 million in maturities and repayments. For the same period ended January 31, 2006, cash usages totaled $1.4 million and primarily consisted of an increase in net loans receivable of $3.8 million and purchases of premises and equipment of $1.1 million due to the opening of two new banking offices. Partially offsetting the usage of investing activities was $2.1 million of proceeds from investment security sales and $1.4 million in maturities and repayments.

         Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, advances by borrowers for taxes and insurance, stock repurchases and the payment of cash dividends. For the three months ended January 31, 2007, net cash provided by financing activities totaled $3.8 million and was principally from an increase in deposits of $6.4 million offset by a decrease in short-term borrowings of $2.5 million. For the same period in 2006, net cash provided for financing activities totaled $2.2 million and was principally from an increase in deposits of $7.0 million and an increase in short-term borrowings of $1.8 million offset by purchases of treasury stock of $3.5 million and purchases of stock for the Stock Compensation Trust of $3.0 million.

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

            The Bank is subject to federal regulations imposing minimum capital requirements. Management monitors the Bank's total risk-based, Tier I risk-based, and Tier I leverage capital ratios to assess compliance with regulatory guidelines. At January 31, 2007, the Bank exceeded the minimum capital ratio requirements.

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

          10.5  Stock Option Plan ***

          10.6  Restricted Stock Plan ***

          31    Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002

          32   Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002


          * Incorporated by reference to the Company's registration statement on Form SB-2 (SEC File No. 333-112153).

          ** Incorporated by reference to the Company's Form 8-K filed with the SEC on September 2, 2005 (SEC File No. 000-50684).

          *** Incorporated by reference to the Company's proxy statement for the 2006 annual meeting (SEC File No. 000-50684).

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SE FINANCIAL CORP.



Date: March 19,  2007     /s/Pamela M. Cyr
                          ------------------------------------------------------
                          Pamela M. Cyr
                          President and Chief Executive Officer
                          Principal executive, financial and accounting officer)